Form 10-Q
period 2000-03-31
CHOICE ONE COMMUNICATIONS INC
filed 2000-05-15
CIK 1091953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2000

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to __________


                         COMMISSION FILE NUMBER: 0-29279

                          ----------------------------


                         CHOICE ONE COMMUNICATIONS INC.
             (Exact name of registrant as specified in its charter)


STATE OF DELAWARE                                             16-1550742
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                    Identification No.)

               100 CHESTNUT STREET, ROCHESTER, NEW YORK 14604-2417 (Address of principal executive offices) (Zip Code)

                                 (716) 246-4231
              (Registrant's telephone number, including area code)

                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of April 24, 2000 there were outstanding 31,014,570 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements..............................................  3
         Condensed Consolidated Balance Sheets as of March 31, 2000
           and March 31, 1999..............................................  3
         Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and March 31, 1999..................  4
         Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2000 and March 31, 1999..................  5
         Notes to Condensed Consolidated Financial Statements..............  6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  11
Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  19

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.................................................  20
Item 2.  Changes in Securities and Use of Proceeds.........................  20
Item 3.  Defaults Upon Senior Securities...................................  20
Item 4.  Submission of Matters to a Vote of Security Holders...............  20
Item 5.  Other Information.................................................  20
Item 6.  Exhibits and Reports on Form 8-K..................................  20
Signatures.................................................................  21

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                   (in thousands, except share per share data)


                                                       MARCH 31,    DECEMBER 31,
                                                      ----------    ------------
                                                        2000           1999
                                                        ----          ----
                                                     (UNAUDITED)     (AUDITED)
                                                      ---------      --------
                     ASSETS

Current Assets:
     Cash and cash equivalents.......................  $65,486          $3,615
     Accounts receivable, net........................    5,167           2,929
     Prepaid expenses and other current assets.......    1,789             709
                                                         -----             ---
          Total current assets.......................   72,442           7,253
Property and Equipment:
     Property and equipment..........................   97,816          77,318
     Less--Accumulated depreciation..................   (7,489)         (4,891)
                                                        -------          ------
          Total property and equipment...............   90,327          72,427

Other Assets ........................................  19,611          14,832
          Total assets............................... $182,380         $94,512
                                                      ========         =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt. ..............$   2,400       $      -
     Accounts payable................................    1,643           5,060
     Accrued expenses................................   14,480          11,228
                                                        ------          ------
          Total current liabilities.................    18,523          16,288

Long-Term Debt and Other Liabilities:
   Long-Term Debt, less current portion..............       -           51,500
   Other long-term liabilities.......................    1,703              -
                                                         -----          ------
       Total long-term debt and other liabilities ...    1,703          51,500

Commitment and Contingencies

Stockholders' Equity:
   Preferred stock, $0.01 par value, 5,000,000 and          -               -
    5,000,000 shares authorized, respectively; and no
    shares issued and outstanding
   Common stock, $0.01 par value, 150,000,000 and          310             220
     47,730,196 shares authorized, 31,014,570
     and 22,022,056 shares issued and outstanding
     as of March 31, 2000 and December 31, 1999
     respectively....................................
   Additional paid-in capital........................  344,082          72,454
   Deferred compensation.............................  (63,032)         (8,401)
   Accumulated deficit............................... (119,206)        (37,549)
                                                     ---------         ---------
     Total stockholders' equity......................  162,154          26,724
     Total liabilities and stockholders' equity.....  $182,380         $94,512
                                                      ========          ========



                The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                         CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    THREE MONTHS ENDED MARCH 31,

                                                                                   2000              1999
                                                                                   ----              ----
Revenues  .                                                                          $6,790                   $2
Operating expenses:
   Network costs................................................................      6,990                  180
   Selling, general and administrative, including noncash                            77,427                3,269
    deferred compensation of $1,749 and $320 in 2000 and
    1999, respectively and non-cash management ownership
    allocation charge of $64,529 and $0 in 2000 and
    1999, respectively..........................................................
   Depreciation and amortization................................................      2,992                  740
                                                                                      -----                  ---
          Total operating expenses..............................................     80,419                4,009
                                                                                     ------                -----
Loss from operations............................................................    (80,619)              (4,187)
                                                                                   --------              -------
Interest income/(expense):
     Interest income............................................................        464                    -
     Interest expense...........................................................     (1,502)                (260)
                                                                                    -------                -----
          Interest income/(expense), net........................................     (1,038)                (260)
                                                                                    -------                -----
Net loss  .....................................................................   $(81,657)             $(4,447)
                                                                                  =========             ========
Net loss per share, basic and diluted...........................................     $(3.10)              $(0.21)
                                                                                    =======              =======
Weighted average number of shares outstanding, basic and diluted................ 26,357,233           21,275,829
                                                                                 ==========           ==========





           The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                                         CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (AMOUNTS IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                2000             1999
                                                                                ----             ----
Cash flows from operating activities:

   Net loss  .                                                                  $(81,657)       $(4,447)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
          Depreciation and amortization.........................................   2,992            740
          Amortization of deferred financing costs..............................     159             57
          Deferred compensation and management ownership allocation               66,278            320
         charge   .
          Changes in assets and liabilities:
               Accounts receivable, net.........................................  (2,058)            (4)
               Prepaid expenses and other assets................................    (234)           (85)
               Accounts payable.................................................  (3,456)        (1,021)
               Accrued expenses.................................................   3,185         (4,819)
                                                                                   -----         -------
                    Net cash (used in) provided by operating activities......... (14,781)        (9,259)
                                                                                 -------         -------
Cash flows from investing activities:

          Capital expenditures.................................................. (20,412)        (5,890)
          Cash payments for acquisition of business, net of cash acquired.......  (1,862)             -
          Net cash used in investing activities................................. (22,274)        (5,890)
Cash flows from financing activities:
          Additions to long-term debt...........................................  12,900         13,500
          Principal payments of long-term debt.................................  (64,400)             -
          Proceeds from capital contributions and issuance of                    150,838            328
          common stock.
          Payments of financing costs...........................................    (402)          (132)
                    Net cash provided by financing activities...................  98,936         13,696
                                                                                  ------         ------
Net increase in cash and cash equivalents.......................................  61,871         (1,453)
Cash and cash equivalents, beginning of period..................................   3,615          1,491
                                                                                   -----          -----
Cash and cash equivalents, end of period........................................  65,486             38
                                                                                  ------          -----
Supplemental disclosures of cash flow information:

     Interest paid..............................................................  $1,895           $185
                                                                                  ======           ====
     Income taxes paid..........................................................    $241            $10
                                                                                    ====            ===

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2000
                                   (Unaudited)

NOTE 1. GENERAL

         The Company is an integrated communications provider offering broadband data and voice telecommunications services primarily to small and medium- sized businesses in second and third tier markets in the northeastern United States. The Company's services include high-speed data and Internet service, principally utilizing digital subscriber line technology, and local exchange service and long distance service. The Company seeks to become the leading integrated communications provider in each target market by offering a single source for competitively priced, high quality, customized telecommunications services.

         Until February 1999, the Company was in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's principal activities included developing its business plans; procuring governmental authorizations; raising capital; hiring management and other key personnel; developing, acquiring and integrating operations support systems and other back office systems; acquiring equipment and facilities; and negotiating interconnection agreements. Accordingly, the Company has incurred operating losses and operating cash flow deficits.

         The Company's success will be affected by the problems, expenses, and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company operates. The Company's performance will further be affected by its ability to access potential markets; secure financing or raise additional capital; implement expanded interconnection and collocation with established telephone company facilities; lease adequate trunking capacity from established telephone companies or competitive local exchange carriers; purchase and install switches in additional markets; implement its anticipated services; manage future growth; implement efficient operations support systems and other back office systems; develop a sufficient customer base; attract, retain and motivate qualified personnel; develop strategic alliances or investments needed to complement existing business; and achieve acceptable profits on long distance business due to high levels of competition, declining prices and low customer retention rates. The Company's networks and the provisions of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. The telecommunications industry is subject to rapid and significant changes in technology and is highly competitive. Although management believes that the Company will be able to successfully mitigate these risks, there can be no assurance that the Company will be able to do so or that the Company will ever operate profitably.

         Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

NOTE 2. BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim consolidated financial statements include the consolidated accounts of Choice One Communications Inc. and its wholly-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations.

         These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3. ACQUISITION

         On February 24, 2000, the Company acquired EdgeNet, Inc. a corporation based in Buffalo, New York, which is engaged in the business of providing Internet home page design and development. The purchase price was approximately $4.1 million, approximately $1.7 million in cash and approximately $2.4 million in a promissory note that is convertible into 132,148 shares of our common stock not sooner than 180 days after the closing of the initial public offering. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of EdgeNet, Inc. have been included in the Company's consolidated statement since the acquisition date.

         The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill ($3.5 million), which is being amortized on a straight-line basis over ten years.

         In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired........... $4,397
Less-liabilities assumed........................................     134
                                                                     ---
Total consideration paid.........................................  4,263
Less-cash acquired................................................     1
Less-amounts borrowed............................................. 2,400
                                                                   -----
Net cash paid for acquisition...................................  $1,862
                                                                  ======

NOTE 4.  PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma condensed results of operations combine the operations of the Company with those of Atlantic Connections as adjusted for the acquisition on November 3, 1999 by the Company. The pro forma results of operations are presented as if the acquisition of Atlantic Connections was consummated on January 1, 1999. The pro forma information is presented after giving effect to certain adjustments for depreciation, amortization of intangible assets and interest expense on the acquisition financing. The pro forma statements do not give effect to the up to $2.1 million additional purchase price payable in cash or, at our option, our common stock if specified performance criteria are met in the 12 months following the acquisition.

         The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma statements do not purport to represent what the Company's financial position or results of operations would actually have been if the transaction in fact occurred on such date or at the beginning of the period indicated or to project the Company's financial position or the results of operations at any future date or for any future period.

                                                    Pro Forma Three Months Ended
                                                            March 31, 1999
Revenues                                                       $1,783
Loss from operations                                           (4,570)
Net loss                                                      $(4,795)
Net loss per share, basic and diluted                          $(0.23)
Weighted average number of shares outstanding,             21,275,829
   basic and diluted



NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost consisted of the following at March 31, 2000 and December 31, 1999:


                                               March 31, 2000  December 31, 1999

       Switch equipment                           $71,915            $56,263
       Computer equipment and software             14,034             11,416
       Office furniture and equipment               4,493              2,687
       Leasehold improvement                        4,367              1,675
       Construction in progress                     3,007              5,277
                                                   ------          ---------
                                                  $97,816            $77,318
                                                  =======            =======

NOTE 6.  OTHER ASSETS

         Other assets consisted of the following at March 31, 2000 and December 31, 1999:

                                               March 31, 2000  December 31, 1999

                  Goodwill                        $ 9,298             $5,464
                  Deferred financing costs          5,340              5,305
                  Customer base                     3,800              3,300
                  Indefeasible right to use         1,703                 -
                  Other assets                        664              1,406
                                                  -------              -----
                                                   20,805             15,475
                  Less-Accumulated amortization    (1,194)              (643)
                                                 --------            -------
                                                   19,611             14,832
                                                   ======             ======


NOTE 7. LONG-TERM DEBT

         In October 1998, the Company, as a guarantor, and the Company's subsidiaries, as borrowers, entered into an agreement for a revolving credit facility with three financial institutions (the "Credit Agreement"). The Credit Agreement provided the Company with a maximum credit facility of $60.0 million. The Credit Agreement was used to finance capital expenditures and to provide working capital.

         In November 1999, the Company, as a guarantor, and the Company's subsidiaries, as borrowers, amended and restated the Credit Agreement (the "Amended Agreement"). The Amended Agreement, which terminates on November 3,2007, provides the Company with a maximum revolving credit facility of $100.0 million and a delayed draw term loan of $50.0 million. Any unused portion of the term loan commitment will expire on November 3, 2000. The Amended Agreement was used to finance the purchase of Atlantic, and will be used to finance capital expenditures and to provide working capital. Borrowings under the Amended Agreement are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at either the LIBOR rate or the base rate (the higher of the prime interest rate or the federal funds rate plus 0.5 percent), with additional percentage points added based on the Company's leverage ratio, as defined in the agreement. In addition, the Company is also required to pay a commitment fee of 0.75 percent to 1.50 percent per annum based on the Company's utilization of the Amended Agreement.

         The Amended Agreement revised certain covenants including maximum debt to capital ratio, minimum revenue amounts, maximum earnings before interest, taxes, depreciation and amortization (EBITDA) losses, maximum capital expenditure levels, minimum ratio of fixed assets to total debt, maximum leverage ratio, maximum fixed charge coverage ratio, and minimum interest coverage ratio, all as defined in the Amended Agreement. At March 31, 2000,the Company was in compliance with these covenants.

         The Amended Agreement also requires the Company to enter into hedging agreements with respect to interest rate exposure with an aggregate notional principal amount equal to 50 percent of the outstanding borrowings once at least 50 percent of the aggregate commitment has been utilized. The aggregate commitment under the Amended Agreement is reduced by 1.25 percent per quarter commencing on December 31, 2002 until September 30, 2003, by 2.50 percent per quarter commencing on December 31, 2003 until September 30, 2004, by 6.25 percent per quarter commencing on December 31, 2004 until September 30, 2005, and by 7.50 percent per quarter commencing on December 31,2005 until termination of the loan on November 3, 2007. At March 31, 2000, there were no borrowings under the Amended Agreement.

         In February 2000, in connection with the acquisition of EdgeNet, the Company entered into $2.4 million of promissory notes with the shareholders of EdgeNet. The promissory notes are convertible into 132,148 shares of our common stock not sooner than 180 days after the closing of the initial public offering.

NOTE 8.  CAPITALIZATION

         On January 17, 2000, the Company's Board of Directors voted to amend the Certificate of Incorporation of the Company to increase the number of authorized common shares and preferred shares to 150 million and 5 million respectively, as calculated after the stock split.

         On January 25, 2000, the Company's Board of Directors approved a 354.60-for-one stock split, the effect of which is retroactively reflected within these financial statements for all periods presented.

         On February 16, 2000, The Company raised $164.3 million of gross proceeds in an initial public offering of Common Stock (the "Equity Offering").

         The Company's institutional investors and management owned 95.0 percent and 5.0 percent, respectively, of the ownership interests of Choice One LLC, an entity that owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Choice One LLC was dissolved and its assets, which consisted almost entirely of such capital stock, was distributed to the Company's institutional investors and management in accordance with the LLC Agreement. The LLC Agreement provided that the Equity Allocation between the Company's institutional investors and management be 68.5 percent to the Investor Members and 31.5 percent to management based upon the valuation implied by the initial public offering.

         Under generally accepted accounting principles, upon the consummation of the initial public offering, the Company was required to record the increase (based upon the valuation of the Common Stock implied by the Equity Offering) in the assets of Choice One LLC allocated to management as a $119.9 million increase in additional paid-in capital, with a corresponding increase in noncash deferred compensation, of which we were required to record $64.5 million as a noncash, nonrecurring charge to operating expense and $55.4 million was recorded as a deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $0.9 million during 2000, 2001, 2002 and 2003, respectively, which is the period over which the Company has the right to repurchase the securities (at the lower of fair market value or the price paid by the employee) in the event the management employee's employment with the Company is terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are an integrated communications provider offering broadband data and voice telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern United States. Our offerings include high-speed data and Internet service, principally utilizing DSL technology, local exchange service and long distance service. We seek to become the leading integrated service provider in each of our target markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy is to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both data and voice network equipment in the central offices of established telephone companies, a process known as collocation. We also intend to maximize utilization of our market network coverage by offering data and voice services on a wholesale basis to Internet service and other telecommunications providers. Through our strategy of connecting substantially all of our clients directly to our own switches, we are able to more efficiently route traffic, ensure quality service and control costs.

      Since our inception on June 2, 1998 through January 1999, we were in the development stage of operations and did not generate any revenue. Our principal activities during that time consisted of the following:

        o        the hiring of management and other key personnel;

        o        the raising of capital;

        o the procurement of governmental authorizations and space in central offices;

        o        the acquisition of equipment and facilities;

        o the development, acquisition and integration of operations support systems and other back office systems;

        o        the negotiation of interconnection agreements


      Included in our management's discussion and analysis of financial condition and results of operations are EBITDA, as adjusted, amounts. EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization and non-cash deferred compensation. EBITDA, as adjusted is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA, as adjusted is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. EBITDA, as adjusted as presented may not be comparable to other similarly titled measures of other companies.

      Therefore, our revenues during this period are not indicative of revenues that may be attained in the future. As a result of our development activities, we have experienced significant operating losses and negative EBITDA, as adjusted to date. We do not expect to achieve positive EBITDA, as adjusted in any market while we emphasize development, construction and expansion of our telecommunications services business in such market and until we establish a sufficient revenue-generating client base. We expect to continue to experience increasing operating losses and negative EBITDA, as adjusted as we expand our operations.

      In as much as the Company has significantly increased the scope and size of its operations from its infancy during the first quarter of 1999, a comparison of the first quarter 2000 results with the first quarter of 1999 are not meaningful.

      The net loss (after noncash one-time management allocation charge and amortization of deferred compensation and a portion of the deferred management allocation charge) for the first quarter of 2000 was $81.7 million. The net loss for the first quarter of 1999 was $4.4 million. Earnings before interest, taxes, depreciation, amortization, non-cash deferred compensation and management allocation charge ("EBITDA, as adjusted") was a negative $11.3 million for the first quarter of 2000 versus a negative $3.1 million for the first quarter of 1999.

      We have rapidly deployed our networks since commencing service. We were operational in 12 markets across the northeastern United States as of March 31, 2000. The table below provides selected key operational data for the three months ended:

                                               March 31, 2000     March 31, 1999
      Markets Served                           12                 2
      Number of switches-voice                 8                  2
      Number of switches-data                  17                 0
      Central Office Collocations-voice        162                3
      Central Office Collocations-data         178                0
      Addressable Market (Business Lines)      1.9 million        0.1 million
      Lines Sold in quarter-total              16,588             625
      Lines sold in quarter-voice              15,518             600
      Lines sold in quarter-data               1,070              25
      Lines Installed in quarter-total         13,014             293
      Lines installed in quarter-voice         12,543             290
      Lines installed in quarter-data          471                3
      Lines in service-total                   33,110             293
      Lines in service-voice                   32,411             290
      Lines in service-data                    699                3
      Total Employees                          520                127
      Sales Employees                          214                38

RESULTS OF OPERATIONS

REVENUES

      The Company generated $6.8 million in revenue during the three months ended March 31, 2000. The first quarter revenue represents a 90% increase compared to revenue for the fourth quarter of 1999. The Company installed 13,014 lines during the first quarter of 2000; an increase of 60% compared with 8,140 lines installed during the fourth quarter of 1999. At March 31, 2000, the Company has a total installed base of 33,110 lines, which compares with 20,096 access lines installed as December 31, 1999. Sales are expected to increase from the level realized in the first quarter of 2000 as new markets are opened and as sales employees in existing markets are increased.

      The Company has significantly increased sales of facilities-based lines. Of the 13,014 access lines installed during the first quarter of 2000, 100% are facility based and the Company is not currently marketing telephone company provided service via resale. At March 31, 2000, facility-based lines represent 87% of the total installed base as compared to 75% of the total installed base at December 31, 1999.

      Revenues were generated from the following categories:

      o Revenues from DSL and other data services, which consists primarily of monthly recurring charges for connections from the end-user to our facilities;

      o Local calling services, which consists of monthly recurring charges for basic service, usage charges for local calls, service charges for features such as call waiting and call forwarding;

      o Long distance services, which includes a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services;

      o Access charges, which we earned by connecting our clients to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to our local service clients; and as well as billing the established telephone companies for calls in the same local calling area, placed by the telephone company's clients to our clients.

      o E services, which consists of Internet home page design, development and hosting

      The market for local and long distance services is well established and we expect revenue growth principally from taking market share away from other service providers. Similarly, we expect revenue from access charges that are based on long distance calls made by and to our customers, to grow as we are able to increase our client base.

      The market for high-speed data communications services and Internet access is rapidly growing and intensely competitive. However, we believe that this market is currently under served and represents a significant growth opportunity that we are pursuing. We expect to generate most of our revenues from the sale of services to end user clients in the small and medium-sized business market segments, but may augment this core revenue source by selectively supplying wholesale services, including equipment collocation and facilities management services, to information providers, such as audio-text service providers, and Internet service providers.

      We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services and enter into multi-year service agreements. During the past several years, market prices for many telecommunications services have been declining, which is a trend that we believe will likely continue. This decline will have a negative effect on our revenue that may not be offset completely by savings from decreases in our cost of services. As prices decline for any service, we believe that the total number of users and their usage will increase. Although pricing will be an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support will be key to generating customer loyalty.

      Our experience demonstrates that there is significant churn of customers within the telecommunications industry, and we believe that churn is especially high when customers are only buying long distance services from a carrier or when customers are buying resold services. We expect to minimize churn by providing superior customer care, by offering a competitively priced portfolio of local, long distance, data and Internet services, and by focusing on offering our own facilities based services.

      There is uncertainty caused by pending regulatory proceedings surrounding the payment of reciprocal compensation by the established telephone companies for calls delivered to Internet service providers. However, the amount of reciprocal compensation revenue that we receive related to Internet service providers is not material.

NETWORK COSTS

      Network costs for the three months ended March 31, 2000 were $7.0 million. The first quarter network costs represent a 58% increase compared to network costs for the fourth quarter of 1999. This sharp increase is consistent with the deployment of our networks and growth of our services.

      Under our network buildout strategy, we are deploying voice and data switches with local and long distance capability and leasing transmission lines from the established telephone companies and other competitive local exchange carriers to connect our switch with our transmission equipment collocated in the established telephone company's central offices. We will lease transmission lines from the established telephone companies to connect our clients and other carriers' networks to our network. We plan to lease capacity or overbuild specific network segments in certain markets as economically justified by traffic volume growth. In addition, we expect to increase the capacity of our switches, and may install additional switches, in a market as demand warrants. We have acquired the rights to two transmission lines between Springfield and Worcester, and have an option to purchase the rights to additional transmission lines.

      We expect switch site lease costs will be a significant part of our ongoing cost of services. For use of their central offices for collocation, established telephone companies typically charge both a start-up fee as well as a monthly recurring fee. The costs to lease transmission lines from the established telephone companies will vary by company and are regulated by state authorities. Collocation costs are also expected to be a significant part of our network development and ongoing cost of services. We will be required to invest a significant amount of funds to develop the central office collocation sites and to deploy the transmission and distribution electronics. We have entered into an agreement with Lucent Technologies, Inc. to purchase Lucent equipment at a discount to their standard pricing with a term expiring in December 2002. We expect that the costs associated with these leases will increase with client volume and will be a significant part of our ongoing cost of services. However, we believe that offering integrated data and voice services by means of DSL technology will provide us with a cost advantage over competitors as we will be able to reduce the number of access lines we will need to lease from the established telephone company to provide the same amount of service.

      In order to enter a market, we must enter into an interconnection agreement with the established telephone company to make comprehensive calling available to our clients. Typically these agreements set the cost per minute to be charged by each party for the calls which have traversed between each carrier's network. These costs will grow in proportion to our clients' outbound call volume and are expected to be a major portion of our cost of services. However, we do expect to generate increased revenue from the established telephone companies as our clients' inbound calling volume increases. To the extent our clients' outbound call volume is equivalent to their inbound call volume, we expect that our interconnection costs paid to the established telephone companies will be substantially offset by the interconnection revenues received from the established telephone companies.

      We have entered into a resale agreement with Frontier Communications of the West Inc. to provide us with long distance transmission services. This agreement provides for the resale of long distance services on a per-minute basis and contains minimum volume commitments. In the event we fail to meet our minimum volume commitments, we may be obligated to pay under-utilization charges and in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. Transmission capacity costs will increase as our clients' long distance calling volume increases, and we expect that these costs will be a significant portion of our cost of long distance services. As traffic on specific routes increases, however, we may lease or otherwise acquire transmission capacity which, over time, would have the effect of reducing our per unit network costs and increasing our depreciation and amortization expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses for the three months ended March 31, 2000 were $77.4 million. This compares to selling, general and administrative expenses of $9.2 million during the fourth quarter of 1999. These increased expenses resulted primarily from the recording of a $64.5 million noncash management allocation charge and an expansion of the Company's staffing and deployment of its networks. The number of employees increased to 520 as of March 31, 2000, from 390 as of December 31, 1999 and 127 as of March 31, 1999. As of March 31, 2000, sales employees (which include direct sales, sales support and sales management) increased to 214. This compares to 161 as of December 31, 1999 and 38 as of March 31, 1999. We expect the number of sales employees and total employees to increase significantly throughout the remainder of 2000.

      Our selling, general and administrative expenses include selling and marketing costs, client care, billing, corporate administration, personnel and network maintenance.

      We employ a large direct sales force in each market we enter. To attract and retain a highly qualified sales force, we are offering our sales and client care personnel a compensation package emphasizing commissions and stock options. In addition to our direct sales force, we may use independent sales agents in each of our markets to sell our products through indirect channels. We expect to incur significant selling and marketing costs as we continue to expand our operations. We also plan to offer sales promotions to win clients, especially in the first few years as we establish our market presence.

      We have developed a customized information system and procedures for operations support systems and other back office systems that are required to enter, schedule, provision and track a client order from point of sale to the installation and testing of service and that will include or interface with trouble management, inventory, billing, collection and client care service systems. Along with the development cost of the systems, we will also incur ongoing expenses for client care and billing. As our strategy stresses the importance of personalized client care, we expect that our client care department will become a larger part of our ongoing administrative expenses. We also expect billing costs to increase as our number of clients and call volume increase. We currently outsource our billing under an agreement with Saville Systems Inc. This agreement provides for the processing of our billing records and includes minimum monthly transaction fees of between $100,000 and $130,000 based on the number of calls and access lines billed to customers. Billing is expected to be a significant part of our ongoing administrative expenses.

      We will incur other costs and expenses, including the costs associated with the maintenance of our network, administrative overhead, office leases and bad debt. We expect that these costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the start-up phase of our business. However, we expect these expenses to become smaller as a percentage of our revenue as we build our client base.

MANAGEMENT OWNERSHIP ALLOCATION CHARGE

     The magnitude of the loss for the three months ended March 31, 2000 is principally due to the management ownership allocation charge included in selling, general and administrative expenses. Institutional investors of Choice One Communications L.L.C. and 27 members of our management owned approximately 95.0% and 5.0%, respectively, of the ownership interests of Choice One Communications L.L.C., the entity that owned all of our outstanding capital stock. As a result of the successful completion of the initial public offering, Choice One Communications L.L.C. was dissolved and its assets, which consisted almost entirely of our capital stock, was distributed to our institutional investors and management. Approximately 68.5% of the stock held by the L.L.C. was distributed to our institutional investors and 31.5% was distributed to management, which is the full amount allocable to management under the L.L.C. agreement.

      Under generally accepted accounting principles, upon consummation of the initial public offering, we were required to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation, of which we were required to record $64.5 million as a noncash, non-recurring charge to operating expense during the period in which this offering is consummated and $55.4 million was recorded as deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $.9 million during 2000, 2001, 2002 and 2003, respectively, which is based upon the period over which we have the right to repurchase the securities.

      In addition to the above expenses, we recognized $1.7 million during the three months ended March 31, 2000 of amortization of deferred compensation expense. This also is a noncash charge. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees and grants to employees under our 1998 Stock Option Plan.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization for the three months ended March 31, 2000 was $3.0 million. The first quarter depreciation and amortization expense represents a 68% increase compared to depreciation and amortization expenses for the fourth quarter of 1999. The increase is consistent with the deployment of our networks and initiation of services in 12 markets by March 31, 2000. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

      It also includes amortization of goodwill and customer base. Our acquisition of Atlantic Connections was accounted for using the purchase method of accounting. The amount of the purchase price in excess of the fair value of the net assets acquired, $5.5 million, is being amortized over a 10-year period. The value of the customer base acquired from Atlantic Connections, which management estimates to be approximately $3.3 million, is being amortized over a five-year period. Our acquisition of EdgeNet Inc. was accounted for using the purchase method of accounting. The amount of the purchase price in excess of the fair value of the net assets acquired, $3.5 million, is being amortized over a 10-year period. The value of the customer base acquired from EdgeNet, which management estimates to be approximately $0.5 million, is being amortized over a five-year period. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures, acquire long-term rights in telecommunications facilities and acquire other businesses.

INTEREST EXPENSE AND INCOME

         Interest expense for the three months ended March 31, 2000 was $1.5 million. Interest expense includes interest payments on borrowings under our credit facility. It also includes amortization of deferred financing costs related to our credit facility. Interest income for the three months ended March 31, 2000 was $0.5 million. Interest income results from the investment of cash and cash equivalents. There was no interest income during the three months ended March 31, 1999. Interest income results from the cash proceeds generated from the initial public offering of our common stock.

INCOME TAXES

      We have not generated any taxable income to date and do not expect to generate taxable income in the next few years. Use of our net operating loss carryforwards, which begin to expire in 2018, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

LIQUIDITY AND CAPITAL RESOURCES

         CREDIT FACILITY. Our credit facility permits us to borrow up to $150.0 million, subject to various conditions, covenants and restrictions for the next eight years with maximum borrowing limits to be reduced starting in 2002 by 5.0% with increasing reductions thereafter for each year. The $50.0 million term loan portion of the credit facility will not be available for borrowing by us after November 3, 2000 if these funds have not been borrowed before that date. As of March 31, 2000, there were no borrowings outstanding under the revolving portion of the credit facility. The credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature.


      CASH FLOWS. We have incurred significant operating and net losses since our inception. We expect to continue to experience increasing operating losses and negative EBITDA as we expand our operations and build our client base. As of March 31, 2000, we had an accumulated deficit of $119.2 million. Net cash used for operating activities was approximately $14.8 million for the three months ended March 31, 2000 and approximately $9.3 million for the three months ended March 31, 1999. The net cash used for operating activities during the three months ended March 31, 2000 was primarily due to net losses and an increase in accounts receivable.

      Net cash provided by financing activities was $98.9 million for the three months ended March 31, 2000 and $13.7 million for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 2000 was primarily related to the initial public offering. Net cash provided by financing activities for the three months ended March 31, 1999 was related to borrowings under the credit facility.

      CAPITAL REQUIREMENTS. Capital expenditures were $20.4 million and $5.9 million for the three months ended March 31, 2000 and March 31, 1999, respectively. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network, the development of new markets and potential acquisitions, investments and strategic alliances.

      To expand and develop our business, we will need a significant amount of cash. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in the industry and other factors. We also expect that we may require additional financing, or require financing sooner than anticipated, if our development plans or projections change or prove to be inaccurate or to complete our roll-out plan to 20 markets. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing or the private or public sale of equity or debt securities. Our ability to obtain additional financing is uncertain.

      At March 31, 2000, we had approximately $65.5 million in cash and cash equivalents. In addition, the Company has a $150.0 million credit facility. At March 31, 2000, there were no borrowings outstanding on that facility. The Company believes that its cash resources and available credit facilities are sufficient to meet its requirements for at least the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2000, the carrying value of our debt obligations excluding capital lease obligations was $2.4 million and the fair value of those obligations was $2.4 million.

      We have not, in the past, used in any material respect financial instruments as hedges against financial and currency risks or for trading. However, as we expand our operations, we may begin to use various financial instruments, including derivative financial instruments, in the ordinary course of business, for purposes other than trading. These instruments could include letters of credit, guarantees of debt and interest rate swap agreements. We do not intend to use derivative financial instruments for speculative purposes. Interest rate swap agreements would be used to reduce our exposure to risks associated with interest rate fluctuations and, subject to limitations and conditions, are required by our credit facility. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

YEAR 2000

      The Year 2000, or Y2K, problem results from the fact that many existing computer programs are written to handle two digits, rather than four, to define the applicable year. Accordingly, date-sensitive software or hardware may not be able to distinguish between the year 1900 and the year 2000, and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. This could potentially cause a system failure or miscalculations that could disrupt operations.

      As a new integrated communications provider, we have engaged reputable suppliers of equipment and telecommunications software and other services. For example, we use Compaq(R) and Dell(R) PCs, Sun(R) Unix-based servers, Lucent(R) switches, Oracle(R) RDBMS, and Microsoft(R) office products. Software companies we have used to develop sophisticated systems primarily use known software development tools and have multiple clients using similar software. In our corporate headquarters we have off-the-shelf HVAC, security and other systems installed pursuant to our specifications. We have not experienced any significant impact on our systems as a result of Year 2000 matters. Our technical staff, including switch and software engineers, were on-site

December 31, 1999 through the early hours of January 1, 2000 performing tests to ensure that all systems continued to operate as expected. We have continued to monitor operations and have not experienced any Year 2000 related interruption in the delivery of voice and data services to our customers. Other than time spent by our internal information technology and other personnel, we have not incurred any significant costs in identifying or remediating Year 2000 issues.

                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings
              Not applicable.

Item 2.       Changes in Securities and Use of Proceeds
              Not applicable.

Item 3.       Defaults Upon Senior Securities
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              Not applicable.

Item 5.       Other Information
                           Not applicable.

Item 6.  Exhibits and Reports for Form 8-K
              A.  Exhibits
                  See Exhibit Index
              B.  Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CHOICE ONE COMMUNICATIONS INC.
                                            Registrant

DATE:  May 12, 2000                         By: /s/ Steve M. Dubnik
                                            Steve M. Dubnik, Chairman and Chief
                                            Executive Officer


                                            By: /s/ Ajay Sabherwal
                                            Ajay Sabherwal, Chief Financial
                                            Officer and Senior Vice President -
                                            Finance
                                            (Principal Accounting and Financial
                                            Officer)

EXHIBIT

NUMBER                              DESCRIPTION

10.1 Product Purchase Addendum Number One, made as of January 1, 2000, between the Company and Lucent Technologies, Inc.*
11.1 Statement regarding computation of per share loss for the three month period ending March 31, 2000
11.2 Statement regarding computation of per share loss for the three month period ending March 31, 1999
27.1     Financial Data Schedule

* Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2.