Form 10-Q
period 2000-06-30
CHOICE ONE COMMUNICATIONS INC
filed 2000-08-14
CIK 1091953

Quarterly Report on Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2000

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No__


As of August 10, 2000 there were outstanding 37,777,106 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.............................................1

              Condensed Consolidated Balance Sheets as of June 30, 2000 and

              December 31, 1999................................................1

              Condensed Consolidated Statements of Operations for the three months ended June 30, 2000 and June 30, 1999.....................3

              Condensed Consolidated Statements of Operations for the six months ended June 30, 2000 and June 30, 1999............................4

              Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2000 and June 30, 1999............................5

              Notes to Condensed Consolidated Financial Statements.............7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................12

Item 3.       Quantitative and Qualitative Disclosures about Market Risk........

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................23

Item 2.       Changes in Securities and Use of Proceeds.......................24

Item 3.       Defaults Upon Senior Securities.................................24

Item 4.       Submission of Matters to a Vote of Security Holders.............24

Item 5.       Other Information...............................................24

Item 6.       Exhibits and Reports on Form 8-K................................24

Signatures    ................................................................25

                                      (i)

                          PART I FINANCIAL INFORMATION

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

             (amounts in thousands, except share and per share data)


                                                        JUNE 30,    DECEMBER 31,
                                                        2000        1999
                                                        (Unaudited)
                  ASSETS

Current Assets:
       Cash and cash equivalents...................... $8,095       $3,615
       Accounts receivable, net.......................  8,024        2,929
       Note receivable................................  5,357           --
       Prepaid expenses and other current assets......  1,616          709
                                                       --------     --------
Total current assets.................................. 23,092        7,253

Property and Equipment:
       Property and equipment.........................131,036       77,318
       Less-accumulated depreciation..................(10,999)      (4,891)
                                                      --------     -------
       Total property and equipment...................120,037       72,427

Other assets                                           21,243       14,832
                                                      --------      -------
       Total assets...................................$164,372     $94,512
                                                      ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt............  $2,430    $     --
         Accounts payable.............................     939      5,060
         Accrued expenses.............................  15,704     11,228
                                                        -------   -------
         Total current liabilities....................  19,073     16,288

Long-Term Debt and Other Liabilities:
         Long-term debt, less current portion.........       -     51,500
         Other long-term liabilities..................   1,655          -
                                                       -------    -------
         Total long-term debt and other liabilities...   1,655      51,500

Commitments and Contingencies

Stockholders' Equity:
         Preferred stock, $0.01 par value, 5,000,000       --           --
         and 5,000,000 shares authorized, respectively;
         and no shares issued and outstanding
         Common stock, $0.01 par value, 150,000,000       310          220
         and 47,730,196 shares authorized, 31,028,484
         and 22,022,056 shares issued and outstanding
         as of June 30, 2000 and December 31, 1999
         respectively.................................
         Additional paid-in capital...................343,517       72,454
         Deferred compensation........................(55,961)      (8,401)
         Accumulated deficit.........................(144,222)     (37,549)
                                                      --------     --------
         Total stockholders' equity.................. 143,644       26,724
                                                      --------     --------
         Total liabilities and stockholders' equity..$164,372      $94,512
                                                     ========      --------



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (amounts in thousands, except share and per share data)


                                                  THREE MONTHS ENDED
                                                        JUNE 30,

                                                 2000                1999
                                                 (unaudited       (unaudited)

Revenues.........................................     $10,411         $152

Operating expenses:
      Network costs..............................       9,711          617
     Selling, general and administrative, including
        noncash deferred compensation of $728 and
         $359 in 2000 and 1999, respectively and
        non-cash management ownership allocation
        charge of $6,342 and $0 in 2000 and 1999,
        respectively.............................      21,662        4,562
     Depreciation and amortization...............       3,986        1,169
                                                      --------      --------
           Total operating expenses..............      35,359        6,348
                                                      --------      --------
Loss from operations.............................     (24,948)      (6,196)

Interest income/(expense):
     Interest income.............................         680           --
     Interest expense............................        (750)        (327)
                                                      --------      --------
Total income/(expense), net......................         (70)        (327)
                                                      --------      --------
Net loss.........................................    $(25,018)     $(6,523)
                                                     =========      ========

Net loss per share, basic and diluted............      $(0.81)      $(0.31)
                                                     =========      ========

Weighted average number of shares outstanding,
     basic and diluted...........................  31,022,503   21,275,829
                                                   ===========  ===========




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

             (amounts in thousands, except share and per share data)


                                                   SIX MONTHS ENDED
                                                        JUNE 30,


                                                     2000           1999
                                                 (unaudited)     (unaudited)

Revenue..........................................     $17,201         $154

Operating expenses:
       Network costs.............................      16,701          797
       Selling, general and administrative, including noncash deferred compensation of $2,477 and $680 in 2000 and 1999, respectively and non-cash management ownership allocation charge of $70,871 and $0 in 2000 and 1999,

       respectively..............................      99,087        7,831
       Depreciation and amortization.............       6,979        1,909
                                                      --------     --------
          Total operating expenses...............     122,767       10,537
                                                      --------     --------
Loss from operations.............................    (105,566)     (10,383)

Interest income/(expense):
     Interest income.............................       1,105           --
     Interest expense............................      (2,213)        (587)
                                                      --------     --------
Total income/(expense), net......................      (1,108)        (587)
                                                      --------     --------
Net loss.........................................   $(106,674)    $(10,970)
                                                    ==========    =========

Net loss per share, basic and diluted............      $(3.72)      $(0.52)
                                                       =======     =======

Weighted average number of shares outstanding,
   basic and diluted.............................  28,689,868   21,275,829
                                                   ==========   ==========




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)


                                                       SIX MONTHS ENDED
                                                           JUNE 30,

                                                     2000           1999
                                                  (unaudited)     unaudited)

Cash flows from operating activities:

     Net loss....................................   $(106,674)    $(10,970)
       Adjustments to reconcile net loss to net
       cash used in operating activities
       Depreciation and amortization.............       6,979        2,016
       Amortization of deferred financing costs..         318           --
       Deferred compensation and management
       ownership allocation charge...............      73,348          680
       Changes in assets and liabilities:
         Accounts receivable, net................      (4,915)        (134)
         Note receivable.........................      (5,357)          --
         Prepaid expenses and other assets.......        (948)        (690)
         Accounts payable........................      (4,160)       1,037
         Accrued expenses........................       4,409       (5,986)
                                                      -------      --------
     Net cash used in operating activities.......     (37,000)     (14,047)

Cash flows from investing activities:

     Capital expenditures........................     (53,632)     (14,374)
     Cash payments for acquisition of business,
         net of cash acquired....................      (1,862)          --
                                                      -------      -------
     Net cash used in investing activities.......     (55,494)     (14,374)

Cash flows from financing activities:

     Additions to long-term debt.................      12,900       14,500
     Principal payments of long-term debt........     (64,400)          --
     Proceeds from capital contributions and
      issuance of common stock...................     150,276       12,431
     Payments of financing costs.................      (1,802)          --
                                                      -------      -------
     Net cash provided by financing activities...      96,974       26,931
                                                      -------      -------
Net increase/(decrease) in cash and cash equivalents..  4,480       (1,490)

Cash and cash equivalents, beginning of period...       3,615        1,491
                                                      -------       ------
Cash and cash equivalents, end of period.........   $   8,095     $      1
                                                      =======       ======

Supplemental disclosures of cash flow information:

         Interest paid...........................     $   590         $280
                                                      =======       ======
         Income taxes paid.......................       $(187)      $   --
                                                      =======       ======

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

                      SIX MONTH PERIOD ENDED JUNE 30, 2000

                                   (Unaudited)

NOTE 1.  GENERAL

         The Company is an integrated communications provider offering broadband data and voice telecommunications services primarily to small and medium- sized businesses in second and third tier markets in the northeastern United States. The Company's services include high-speed data and Internet service, principally utilizing digital subscriber line (DSL) technology, local exchange service, long distance service, Web page design and Web hosting services. The Company seeks to become the leading integrated communications provider in each target market by offering a single source for competitively priced, high quality, customized telecommunications services.

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

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim consolidated financial statements include the consolidated accounts of Choice One Communications Inc. and its wholly-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

         Unless otherwise stated, all amounts are in thousands except share and per share data.

NOTE 3.  ACQUISITION

         On February 24, 2000, the Company acquired EdgeNet, Inc. a corporation based in Buffalo, New York, which is engaged in the business of providing Internet home page design and development. The purchase price was approximately $4.3 million, approximately $1.9 million in cash and approximately $2.4 million in a promissory note that is convertible into 132,148 shares of our common stock not sooner than 180 days after the closing of the initial public offering which occurred in February 2000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of EdgeNet, Inc. have been included in the Company's consolidated statement since the acquisition date.

         The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill ($3.5 million), which is being amortized on a straight-line basis over ten years. In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired....................$4,397

Less-liabilities assumed.....................................................134
                                                                         -------

Total consideration paid...................................................4,263

Less-cash acquired.............................................................1

Less-amounts borrowed......................................................2,400
                                                                           -----

Net cash paid for acquisition.............................................$1,862
                                                                          ======

NOTE 4.  PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma condensed results of operations combine the operations of the Company with those of Atlantic Connections as adjusted for the acquisition on November 3, 1999 by the Company. The pro forma results of operations are presented as if the acquisition of Atlantic Connections was consummated on January 1, 1999. The pro forma information is presented after giving effect to certain adjustments for depreciation, amortization of intangible assets and interest expense on the acquisition financing. The acquisition was accounted for using the purchase method of accounting.

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

             Pro Forma Three Months Ended Pro Forma Six Months Ended
                                  June 30, 1999

Revenues                                             $2,374              $4,157

Loss from operations                                $(6,376)           $(10,955)

Net loss                                            $(6,624)           $(11,430)

Net loss per share, basic and diluted                $(0.31)             $(0.54)

Weighted average number of shares
   outstanding, basic and diluted                21,275,829          21,275,829

NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost consisted of the following at June 30, 2000 and December 31, 1999:

                                               June 30, 2000  December 31, 1999

         Switch equipment                         $91,225             $56,263

         Computer equipment and software           15,793              11,416

         Office furniture and equipment             5,265               2,687

         Leasehold improvement                      4,602               1,675

         Construction in progress                  14,151               5,277
                                                   ------               -----

                                                 $131,036             $77,318
                                                 ========             =======

NOTE 6.  OTHER ASSETS

         Other assets consisted of the following at June 30, 2000 and December 31, 1999:

                                                June 30, 2000  December 31, 1999

            Goodwill                                 $9,278           $5,464

            Deferred financing costs                  6,739            5,305

            Customer base                             3,800            3,300

            Indefeasible right to use fiber           1,703               --

            Other assets                              1,556            1,406
                                                       -----            -----

                                                     23,076           15,475

            Less-Accumulated amortization             1,833              643
                                                      -----              ---

                                                    $21,243           14,832
                                                    =======           ======

NOTE 7.  LONG-TERM DEBT

         In November 1999, the Company, as a guarantor, and the Company's subsidiaries, as borrowers, amended and restated the Credit Agreement (the "Amended Agreement"). The

Amended Agreement, which terminates on November 3,2007, provides the Company with a maximum revolving credit facility of $100.0 million and a delayed draw term loan of $50.0 million. Any unused portion of the term loan commitment will expire on November 3, 2000. The Amended Agreement was used to finance the purchase of Atlantic Connections, and will be used to finance capital expenditures and to provide working capital. Borrowings under the Amended Agreement are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at either the LIBOR rate or the base rate (the higher of the prime interest rate or the federal funds rate plus 0.5 percent), with additional percentage points added based on the Company's leverage ratio, as defined in the agreement. In addition, the Company is also required to pay a commitment fee of 0.75 percent to 1.50 percent per annum based on the Company's utilization of the Amended Agreement.

         The Amended Agreement revised certain covenants including maximum debt to capital ratio, minimum revenue amounts, maximum earnings before interest, taxes, depreciation and amortization (EBITDA) losses, maximum capital expenditure levels, minimum ratio of fixed assets to total debt, maximum leverage ratio, maximum fixed charge coverage ratio, and minimum interest coverage ratio, all as defined in the Amended Agreement. At June 30, 2000, the Company was in compliance with these covenants.

         In February 2000, in connection with the acquisition of EdgeNet, the Company entered into $2.4 million of promissory notes with the shareholders of EdgeNet. The promissory notes are convertible into 132,148 shares of our common stock not sooner than 180 days after the closing of the initial public offering completed in February 2000.

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

         The Company's institutional investors and management owned 95.0 percent and 5.0 percent, respectively, of the ownership interests of Choice One Communications, L.L.C., an entity that owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Choice One Communications, L.L.C was dissolved and its assets, which consisted almost entirely of such capital stock, was distributed to the Company's institutional investors and management in accordance with the LLC Agreement. The LLC Agreement provided that the Equity Allocation between the Company's institutional investors and management be 68.5 percent to the Investor Members and 31.5 percent to management based upon the valuation implied by the initial public offering.

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

NOTE 9.  RELATED PARTIES

         The Company entered into a master facilities agreement with Fiber Technologies, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides the Company with a 20-year indefeasible right to use (IRU) fiber without electronics in a minimum of 13 of Choice One's original 20 cities. Fiber deployment will allow the Company to optimize network costs and enhance the quality and reliability of its network. The Company has committed to four fibers in each cable at a cost of $65.00 per fiber per route mile per month in the 13 original cities. The minimum cost for all 13 cities, when operational, over the 20- year IRU term is estimated at $100.0 million.

         In addition to the master facilities agreement, the Company made a minority equity investment in Fiber Technologies, in return for which the Company has the right to appoint one representative to the board of directors, and has a vote in determining the new markets in which Fiber Technologies will develop and build local loops. The Company may be obligated to provide additional capital in future periods to fund the operations of Fiber Technologies.

         In addition, Fleet Equity Partners LP, a related party to the Company, has a significant equity investment in Fiber Technologies and a member of the Company's board of directors is a member of Fiber Technologies' board of directors.

NOTE 10. SUBSEQUENT EVENT

         On August 1, 2000, the Company announced the consummation of its merger with US Xchange for aggregate net cash consideration of $303.0 million in cash and 6.7 million shares of common stock to the sole shareholder and employees of US Xchange. The merger has been accounted for using the purchase method of accounting.

         In connection with the merger with US Xchange, fiber network net assets were transferred to a separate entity, RVP Fiber Company, L.L.C., prior to closing and will be owned and maintained by this affiliate of US Xchange's, which is not an affiliate of Choice One. US Xchange's switching platforms are connected to its intra-city and inter-city fiber network. The Company was granted rights under an indefeasible right to use fiber (IRU) for the fiber network at no additional consideration. The IRU has an initial term of 20 years, and a ten year renewal option (renewable at the Company's option).

         On August 1, 2000, the Company also announced $550.0 million in new financing to fund the merger with US Xchange and continued expansion of the consolidated companies' business plan. The new financing consists of $200.0 million in Series A Senior Non-Convertible Cumulative Preferred Stock, a $200.0 million increase to the existing $150.0 million senior secured credit facility (totaling $350.0 million in aggregate credit facility), and $180.0 million unsecured bridge facility.

         The 200,000 shares of Series A Preferred Stock mature on August 1, 2012 and provide for cumulative quarterly dividends of 14%. Warrants, to purchase 1,747,454 shares of common stock at an exercise price of $0.01 per share, were granted in connection with the preferred stock which equaled 4.25% of the Company's common stock. The Series A Preferred Stock was issued to Morgan Stanley Capital Partners, a related party to the Company.

         The $350.0 million senior secured credit facility replaces the Company's $150.0 million senior secured credit facility. It is comprised of a revolving credit facility, a term A loan and a term B loan. The revolving credit facility is a $100.0 million eight-year revolver, term A loan is a $125.0 million eight-year multiple draw term loan and term B loan is a $125.0 million eight and one-half year term loan. Borrowings under the credit facility bear interest at our option, at the higher of the lender's prime rate or the effective federal funds rate, plus 1/2 of 1%, plus the applicable margin, or at the LIBOR rate for deposits in US dollars for the relevant period, adjusted for the statutory reserve rate, plus the applicable margin. As of August 1, 2000, the term B loan was fully funded, $20.0 million of the revolving credit facility was funded, $80.0 million remained available under the revolving credit facility and $125.0 million remained available under the term A loan.

         The $180.0 million unsecured bridge facility is a one-year overfund facility and, upon draw down of the bridge loan, up to $30.0 million of the bridge loan proceeds will be credited into escrow to make cash interest payments on the bridge loan. Morgan Stanley Senior Funding, a related party of the Company, was sole lead arranger for the bridge facility. The bridge facility matures on the first anniversary of the bridge loan commitment date, August 1, 2001. On the maturity date, any outstanding balance will be redeemed with the issuance of rollover notes. The rollover notes mature on the ninth anniversary of the rollover issuance date. On the date of the issuance of the rollover notes, the Company will issue warrants representing 1% of the fully diluted common stock of the Company on such date, but not to exceed 5% of the outstanding common stock of the Company on date of issuance. All warrants will be exercisable at 10% above the then current trading price for the common stock of the Company for a period of five years from the warrants issuance date.

         During August 2000, the Company negotiated the final purchase price adjustment in connection with the acquisition of Atlantic Connections. The final amount to be paid in cash is $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         We are an integrated communications provider offering broadband data and voice telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern United States. Our offerings include high-speed data and

         Internet service, principally utilizing DSL technology, local exchange service, long distance service, Web page design and Web hosting services. We seek to become the leading integrated service provider in each of our target markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy is to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both data and voice network equipment in the central offices of established telephone companies, a process known as collocation. We also intend to maximize utilization of our market network coverage by offering data and voice services on a wholesale basis to Internet service and other telecommunications providers. Through our strategy of connecting substantially all of our clients directly to our own switches, we are able to more efficiently route traffic, ensure quality service and control costs.

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

     o the development, acquisition and integration of operations support systems and other back office systems; and

     o   the negotiation of interconnection agreements.

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

         Included in our management's discussion and analysis of financial condition and results of operations is EBITDA, as adjusted. EBITDA, as adjusted, represents earnings before interest, income taxes, depreciation and amortization, non-cash deferred compensation and non-cash management allocation charges. EBITDA, as adjusted is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA, as adjusted is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA, as adjusted is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. EBITDA, as adjusted as presented may not be comparable to other similarly titled measures of other companies.

         Inasmuch as the Company has significantly increased the scope and size of its operations from its infancy during the three months and six months ended June 30, 1999, a comparison of the three months and six months ended June 30, 2000 results with the three months and six months ended June 30, 1999 is not meaningful.

         The net loss (after noncash one-time management allocation charge and amortization of deferred compensation and a portion of the deferred management allocation charge) for the three months ended June 30, 2000 was $25.0 million. The net loss for the three months ended June 30, 1999 was $6.5 million. Earnings before interest, taxes, depreciation, amortization, non-cash deferred compensation and management allocation charge ("EBITDA, as adjusted") was a negative $13.9 million for the three months ended June 30, 2000 versus a negative $4.7 million for the three months ended June 30, 1999.

         During the three months ended June 30, 2000, we achieved positive gross margin for the first time. Gross profit was $700,000 or 6.7% of revenue during the three months ended June 30, 2000 versus a loss of $465,000 for the three months ended June 30, 1999. Gross profit, as used by management, is revenues less direct network costs.

         We have rapidly deployed our networks since commencing service. We were operational in 12 markets across the northeastern United States as of June 30, 2000. In addition, during July, 2000, we became operational in two additional markets (New Haven and Hartford, Connecticut). The table below provides selected key operational data as of and for the three months ended:

                                                June 30, 2000     June 30, 1999

         Markets Served                         12                4

         Number of switches-voice               8                 4

         Number of switches-data                25                6

         Central Office Collocations-voice      178               27

         Central Office Collocations-data       224               --

         Addressable Market (Business Lines)    2.1 million       1.3 million

         Lines Sold in quarter-total            19,699            4,883

         Lines sold in quarter-voice            18,600            4,833

         Lines sold in quarter-data             1,099             50

         Lines Installed in quarter-total       18,635            2,033

         Lines installed in quarter-voice       17,504            2,011

         Lines installed in quarter-data        1,131             22

         Lines in service-total                 51,745            2,326

         Lines in service-voice                 49,915            2,301

         Lines in service-data                  1,830             25

         Total Employees                        671               174

         Sales Employees                        283               70

         During the three months ended June 30, 2000, we made substantial progress in the areas of electronic bonding and integration of OSS systems. On July 26, 2000, we announced the integration of our order management and billing systems. This enables us to transmit client information directly from the order management and service fulfillment systems into the billing system, thereby eliminating redundant keying and reducing the potential for errors. In addition, in order to minimize the time between a client order and service installation we have also established an on-line and real-time connection of our operations support systems, called electronic bonding, with Bell Atlantic North. Electronic bonding automates the service provisioning process, leading to enhanced quality of service and a reduction in the overall processing intervals for our clients.

         We have also rolled out an integrated ordering system to enhance productivity in the sales organization. The system populates an electronic order form with client data previously collected in the sales force automation system. Once complete, the order is transmitted to a central repository, where it is retrieved and keyed into our OSS system. This reduces the amount of time spent on administrative duties and allows sales colleagues to spend more time on productive sales activities.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

Revenues

         The Company generated $10.4 million in revenue during the three months ended June 30, 2000. Revenue for the three months ended June 30, 2000 represents a 53.3% increase compared to revenue for the three months ended March 31, 2000. The Company installed 18,635 lines during the three months ended June 30, 2000; an increase of 43.2% compared with 13,014 lines installed during the three months ended March 31, 2000. At June 30, 2000, the Company has a total installed base of 51,745 lines, which compares with 33,110 access lines in service as March 31,2000. Sales are expected to increase from the level realized during the three months ended June 30, 2000 as new markets are opened and as existing markets achieve full sales staffing levels.

         The Company has significantly increased sales of facilities-based lines. Of the 18,635 access lines installed during the three months ended June 30, 2000, 100% are facility based and the Company is not currently marketing telephone company provided service via resale. At June 30, 2000, facility-based lines represent 93% of the total installed base as compared to 87% of the total installed base at March 31, 2000.

         Revenues were generated from the following categories:

         o   DSL and other data services;

         o   Local calling services;

         o   Long distance services;

         o   Access charges;

         o   Reciprocal compensation; and

         o   E-services, which includes Web design and Web hosting services.

         The market for local and long distance services is well established and we expect revenue growth principally from taking market share away from other service providers. Similarly, we expect revenue from access charges that are based on long distance calls made by and to our customers and reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to grow as we are able to increase our client base.

         The market for high-speed data communications services and Internet access is rapidly growing. We expect to generate revenues from the sale of these services to end user clients in the small and medium-sized business market segments, but may augment this core revenue source by selectively supplying wholesale services, including equipment collocation and facilities management services, to information providers, such as audio-text service providers, and Internet service providers.

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

Network Costs

         Network costs for the three months ended June 30, 2000 were $9.7 million representing a 38.9% increase compared to network costs for the three months ended March 31, 2000. This sharp increase is consistent with the deployment of our networks and growth of our services. Gross profit was $700,000 or 6.7% of revenue during the three months ended June 30, 2000 versus a loss of $200,000 for the three months ended March 31, 2000. Gross margin is expected to remain positive in future periods.

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

         We entered into a master facilities agreement with Fiber Technologies, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides us with a 20-year lease for fiber without electronics from Fiber Technologies in a minimum of 13 of our original 20 cities. Fiber deployment will allow us to optimize network costs and enhance the quality and reliability of our network.

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

         In order to enter a market, we must enter into an interconnection agreement with the established telephone company to make comprehensive calling available to our clients. Typically these agreements set the cost per minute to be charged by each party for the calls which have traversed between each carrier's network. These costs grow in proportion to outbound call volume and are expected to be a major portion of our cost of services. To the extent our clients' outbound call volume is equivalent to their inbound call volume, we expect that our interconnection costs paid to the established telephone companies will be substantially offset by the interconnection revenues received from the established telephone companies.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 2000 were $21.7 million. This compares to selling, general and administrative expenses of $77.4 million during the three months ended March 31, 2000. These decreased expenses resulted primarily from the recording of a $64.5 million noncash management allocation charge during the three months ended June 30, 2000 as a result of the company's initial public offering in February 2000. Excluding the non-cash management allocation charge and amortization of deferred compensation, selling, general and administrative expenses increased $3.4 million or 31.0% compared to the three months ended March 31, 2000.

         The number of employees increased to 671 as of June 30, 2000, from 520 as of March 31, 2000 and 174 as of June 30, 1999. As of June 30, 2000, sales employees (which include direct sales, sales support and sales management) increased to 283. This compares to 214 as of March 31, 2000 and 70 as of June 30, 1999. We expect the number of sales employees and total employees to increase significantly throughout the remainder of 2000.

         Our selling, general and administrative expenses include selling and marketing costs, client care, billing, corporate administration, personnel and network maintenance.

         We have developed a customized information system and procedures for operations support systems and other back office systems that are required to enter, schedule, provision and track a client order from point of sale to the installation and testing of service and that will include or interface with trouble management, inventory, billing, collection and client care service systems. Along with the development cost of the systems, we will also incur ongoing expenses for client care and billing. We currently outsource our billing under an agreement with ADC Communications, Inc. (formerly Saville Systems Inc.). This agreement provides for the processing of our billing records and includes minimum monthly transaction fees based on the number of calls and access lines billed to customers. Billing is expected to be a significant part of our ongoing administrative expenses.

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

Management Ownership Allocation Charge and Deferred Compensation

         The magnitude of the loss for the three months and six months ended June 30, 2000 is principally due to the management ownership allocation charge included in selling, general and administrative expenses. Institutional investors of Choice One Communications L.L.C. and 27 members of our management owned approximately 95.0% and 5.0%, respectively, of the ownership interests of Choice One Communications L.L.C., the entity that owned all of our outstanding capital stock. As a result of the successful completion of the initial public offering, Choice One Communications L.L.C. was dissolved and its assets, which consisted almost entirely of our capital stock, were distributed to our institutional investors and management. Approximately 68.5% of the stock held by the L.L.C. was distributed to our institutional investors and 31.5% was distributed to management, which is the full amount allocable to management under the L.L.C. agreement.

         Under generally accepted accounting principles, upon consummation of the initial public offering, we were required to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation, of which we were required to record

$64.5 million as a noncash, non-recurring charge to operating expense during the period in which this offering is consummated and $55.4 million was recorded as deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $.9 million during 2000, 2001, 2002 and 2003, respectively, which is based upon the period over which we have the right to repurchase the securities. During the three months and six months ended June 30, 2000 the company recognized amortization of deferred management ownership allocation charge of $6.3 million and $70.9 million, respectively.

         In addition to the above expenses, we recognized $0.7 million and $2.5 million of amortization of deferred compensation expenses during the three months and six months ended June 30, 2000, respectively. This also is a noncash charge. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees and grants to employees under our 1998 Stock Option Plan.

Depreciation and Amortization

         Depreciation and amortization for the three months ended June 30, 2000 was $4.0 million representing a 33.2% increase compared to depreciation and amortization expenses for the three months ended March 31, 2000. The increase is consistent with the deployment of our networks and initiation of services in 12 markets by June 30, 2000. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         It also includes amortization of goodwill and customer base. Goodwill from the acquisitions of Atlantic Connections and EdgeNet Inc. was $5.5 million and $3.5 million, respectively. Customer base acquired through the acquisitions of Atlantic Connections and EdgeNet Inc. was $3.3 million and $0.5 million, respectively. Goodwill and customer base is being amortized over a 10-year and five-year period, respectively. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures, acquire long-term rights in telecommunications facilities and acquire other businesses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

Revenues

         The Company generated $17.2 million in revenue during the six months ended June 30, 2000 compared to $154,000 during the six months ended June 30, 1999. The Company installed 31,649 lines during the six months ended June 30, 2000 compared with 2,326 lines installed during the six months ended June 30, 1999. At June 30, 2000, the Company has a total installed base of 51,745 lines, which compares with 2,326 access lines in service as June 30, 1999. Sales are expected to increase from the level realized during the six months ended June 30, 2000 as new markets are opened and as existing markets achieve full sales staffing levels.

         The Company has significantly increased sales of facilities-based lines. Of the 31,649 access lines installed during the six months ended June 30, 2000, 100% are facility based and the Company is not currently marketing telephone company provided service via resale. At June 30, 2000, facility-based lines represent 93% of the total installed base as compared to 87% of the total installed base at March 31, 2000.

Network Costs

         Network costs for the six months ended June 30, 2000 were $16.7 million compared to network costs of $797,000 for the six months ended June 30, 1999. This sharp increase is consistent with the deployment of our networks and growth of our services.

         During the six months ended June 30, 2000, we achieved positive gross margin for the first time. Gross profit was $500,000 or 2.9% of revenue during the six months ended June 30, 2000 versus a loss of $643,000 for the six months ended June 30, 1999. Gross margin is expected to remain positive in future periods.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the six months ended June 30, 2000 were $99.1 million compared to selling, general and administrative expenses of $7.8 million during the six months ended June 30, 1999. These decreased expenses resulted primarily from the recording of a $64.5 million noncash management allocation charge during the three months ended June 30, 2000 as a result of the company's initial public offering in February 2000. Excluding the non-cash management allocation charge and amortization of deferred compensation, selling, general and administrative expenses were $25.7 million for the six months ended June 30, 2000 as compared to $7.2 million for the six months ended June 30, 1999. This is consistent with the growth in number of employees for the same comparative periods.

         The number of employees increased to 671 as of June 30, 2000, from 174 as of June 30, 1999. As of June 30, 2000, sales employees (which include direct sales, sales support and sales management) increased to 283. This compares to 70 as of June 30, 1999. We expect the number of sales employees and total employees to increase significantly throughout the remainder of 2000.

Management Ownership Allocation Charge and Deferred Compensation

         The magnitude of the loss for the six months ended June 30, 2000 is principally due to the management ownership allocation charge included in selling, general and administrative expenses. Institutional investors of Choice One Communications L.L.C. and 27 members of our management owned approximately 95.0% and 5.0%, respectively, of the ownership interests of Choice One Communications L.L.C., the entity that owned all of our outstanding capital stock. As a result of the successful completion of the initial public offering, Choice One Communications L.L.C. was dissolved and its assets, which consisted almost entirely of our capital stock, was distributed to our institutional investors and management. Approximately 68.5% of the stock held by the L.L.C. was distributed to our institutional investors and 31.5% was distributed to management, which is the full amount allocable to management under the L.L.C. agreement.

         Under generally accepted accounting principles, upon consummation of the initial public offering, we were required to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation, of which we were required to record $64.5 million as a noncash, non-recurring charge to operating expense during the period in which this offering is consummated and $55.4 million was recorded as deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $.9 million during 2000, 2001, 2002 and 2003, respectively, which is based upon the period over which we have the right to repurchase the securities. During the six months ended June 30, 2000 the company recognized amortization of deferred management ownership allocation charge of $70.9 million.

         In addition to the above expenses, we recognized $2.5 million and $0.7 million of amortization of deferred compensation expenses during the six months ended June 30, 2000 and 1999, respectively. This also is a noncash charge. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees and grants to employees under our 1998 Stock Option Plan.

Depreciation and Amortization

         Depreciation and amortization for the six months ended June 30, 2000 was $7.0 million as compared to $2.0 million of depreciation and amortization expenses for the six months ended June 30, 1999. The increase is consistent with the deployment of our networks and initiation of services in 12 markets by June 30, 2000. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         It also includes amortization of goodwill and customer base. Goodwill from the acquisitions of Atlantic Connections and EdgeNet Inc. was $5.5 million and $3.5 million, respectively. Customer base acquired through the acquisitions of Atlantic Connections and EdgeNet Inc. was $3.3 million and $0.5 million, respectively. Goodwill and customer base is being amortized over a 10-year and five-year period, respectively. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures, acquire long-term rights in telecommunications facilities and acquire other businesses.

         The net loss (after noncash one-time management allocation charge and amortization of deferred compensation and a portion of the deferred management allocation charge) for the six months ended June 30, 2000 was $106.7 million. The net loss for the six months ended June 30, 1999 was $11.0 million. Earnings before interest, taxes, depreciation, amortization, non-cash deferred compensation and management allocation charge ("EBITDA, as adjusted") was a negative $25.2 million for the six months ended June 30, 2000 versus a negative $7.8 million for the six months ended June 30, 1999.

Interest Expense and Income.

         Interest expense for the three months and six months ended June 30, 2000 was approximately $0.8 million and $2.2 million, respectively. Interest expense includes interest payments on borrowings under our credit facility. It also includes amortization of deferred financing costs related to our credit facility. Interest expense for the three months and six months ended June 30, 1999 was $0.3 million and $0.6 million, respectively.

         Interest income for the three months and six months ended June 30, 2000 was approximately $0.7 million and $1.1 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the initial public offering of our common stock in February 2000. There was no interest income during the three months and six months ended June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Credit Facility. Our credit facility permits us to borrow up to $150.0 million, subject to various conditions, covenants and restrictions for the next eight years with maximum borrowing limits to be reduced starting in 2002 by 5.0% with increasing reductions thereafter for each year. The $50.0 million term loan portion of the credit facility will not be available for borrowing by us after November 3, 2000 if these funds have not been borrowed before that date. As of June 30, 2000, there were no borrowings outstanding under the revolving portion of the credit facility. The credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature.

         Cash Flows. We have incurred significant operating and net losses since our inception. We expect to continue to experience increasing operating losses and negative EBITDA as we expand our operations and build our client base. As of June 30, 2000, we had an accumulated deficit of $144.2 million. Net cash used for operating activities was approximately $37.0 million for the six months ended June 30, 2000 and approximately $14.0 million for the six months ended June 30, 1999. The net cash used for operating activities during the six months ended June 30, 2000 was primarily due to net losses, an increase in note receivable attributable to cash advance to US Xchange prior to the merger, and a decrease in accounts payable.

         Net cash provided by financing activities was $97.0 million for the six months ended June 30, 2000 and $26.9 million for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 was primarily related to the initial public offering completed in February 2000. Net cash provided by financing activities for the six months ended June 30, 1999 was related to borrowings under the credit facility.

         Capital Requirements. Capital expenditures were $53.6 million and $14.4 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Capital expenditures were $33.2 million for the three months ended June 30, 2000. We expect that our capital expenditures will continue at this rate in future periods in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network, the development of new markets and potential acquisitions, investments and strategic alliances.

         In addition, under our agreement with Fiber Technologies we have committed to four fibers in each cable at a cost of $65.00 per fiber per route mile per month in the 13 original cities.

The minimum cost for all 13 cities, when operational, over the 20- year IRU term is estimated at $100.0 million.

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

         At June 30, 2000, we had approximately $8.1 million in cash and cash equivalents. In addition, the Company has a $150.0 million credit facility. At June 30, 2000, there were no borrowings outstanding on that facility. The Company believes that its cash resources and available credit facilities are sufficient to meet its requirements for at least the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2000, the carrying value of our debt obligations excluding capital lease obligations was $2.4 million and the fair value of those obligations was $2.4 million.

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

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

                  B.       Reports on Form 8-K

                  A Form 8-K/A was filed on May 16, 2000 relating to the agreement to acquire US Xchange, Inc. No financial statements were included.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOICE ONE COMMUNICATIONS INC.
                                    Registrant

DATE:  August 14, 2000              By:      /S/ STEVE M. DUBNIK
                                        ------------------------
                                    Steve M. Dubnik, Chairman and Chief
                                    Executive Officer


                                    By:     /S/ AJAY SABHERWAL
                                        -------------------------
                                    Ajay Sabherwal, Chief Financial Officer and
                                    Senior Vice President - Finance
                                    (Principal Accounting and Financial Officer)

EXHIBIT
NUMBER                                DESCRIPTION

10.1 Master Facilities Agreement between Choice One Communications Inc. and Fiber Technologies L.L.C.*

11.1 Statement regarding computation of per share loss for the three month period ending June 30, 2000

11.2 Statement regarding computation of per share loss for the six month period ending June 30, 2000

11.3 Statement regarding computation of per share loss for the three month period ending June 30, 1999

11.4 Statement regarding computation of per share loss for the six month period ending June 30, 1999

27.1     Financial Data Schedule


* Portions of this Agreement have been omitted and filed separtely with the Commision pursuant to an application for confidential treatment under Rule 246b-2.

                                  EXHIBIT 11.1

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS

                        THREE MONTHS ENDED JUNE 30, 2000

                                                                  Equivalent
            Title                   Number of Shares   Percent      Shares

Choice One Communications, Inc.      22,022,256         100.0%      22,022,256

Choice One Communications, Inc.         770,791         100.0%         770,791

February 2000 Stock Offering          8,216,750         100.0%       8,216,750

1998 Employee Stock Option Plan          18,687         67.99%         12,706

Weighted Average Share Outstanding                                  31,022,503

Net Loss Applicable to Common Stock                               $(25,018,519)

Net Loss Per Share, Basic and Diluted                                   $(0.81)

                                  EXHIBIT 11.2

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS

                         SIX MONTHS ENDED JUNE 30, 2000

                                                                    Equivalent
                  Title            Number of Shares    Percent        Shares

Choice One Communications, Inc.      22,022,256         100.0%      22,022,256

Choice One Communications, Inc.         770,791          74.2%         571,741

February 2000 Stock Offering          8,216,750          74.1%       6,088,953

1998 Employee Stock Option Plan          18,687         37.0%            6,918

Weighted Average Share Outstanding                                  28,689,868

Net Loss Applicable to Common Stock                              $(106,674,012)

Net Loss Per Share, Basic and Diluted                                   $(3.72)

                                  EXHIBIT 11.3

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS
                        THREE MONTHS ENDED JUNE 30, 1999

                                                                    Equivalent
                  Title            Number of Shares    Percent       Shares

Choice One Communications, Inc.      21,275,829         100.0%      21,275,829

Weighted Average Share Outstanding                                  21,275,829

 Net Loss Applicable to Common Stock                               $(6,523,239)

 Net Loss Per Share, Basic and Diluted                                  $(0.31)

                                  EXHIBIT 11.4

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                   Equivalent
                  Title           Number of Shares     Percent       Shares

Choice One Communications, Inc.      21,275,829         100.0%      21,275,829

Weighted Average Share Outstanding                                  21,275,829

 Net Loss Applicable to Common Stock                              $(10,970,417)

 Net Loss Per Share, Basic and Diluted                                  $(0.52)