Form 10-Q
period 2000-09-30
CHOICE ONE COMMUNICATIONS INC
filed 2000-11-14
CIK 1091953

Quarterly Report on Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of November 1, 2000 there were outstanding 37,911,771 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................1

         Quantitative and Qualitative Disclosures about Market Risk...........11

         Financial Statements.................................................13

         Condensed Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999....................................................13

         Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and September 30, 1999......................14

         Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000 and September 30, 1999......................15

         Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2000 and September 30, 1999......................16

         Notes to Condensed Consolidated Financial Statements.................17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities and Use of Proceeds............................25

Item 3.  Defaults Upon Senior Securities......................................25

Item 4.  Submission of Matters to a Vote of Security Holders..................25

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................25

Signatures    ................................................................26

                                       (i)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are an integrated communications provider offering broadband data and voice telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our offerings include high-speed data and Internet service, principally utilizing DSL technology, local exchange service, long distance service, Web design, development and hosting services. We seek to become the leading integrated service provider in each of our target markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy is to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both data and voice network equipment in the central offices of established telephone companies, a process known as collocation. We also intend to increase utilization of our market network coverage by offering data and voice services on a wholesale basis to Internet service and other telecommunications providers. Through our strategy of connecting substantially all of our clients directly to our own switches, we are able to more efficiently route traffic, ensure quality service and control costs.

         The results of operations for the Company for the three months and nine months ended September 30, 2000 include the consolidated results of US Xchange for two months since the acquisition date of August 1, 2000.

         The Company was formed on June 2, 1998 and our initial public offering was completed in February 2000. Through January 1999, we were in the development stage of operations and did not generate any revenue. Our principal activities through January 1999 consisted of hiring management and other key personnel, raising capital, procurement of governmental authorizations and space in central offices, acquisition of equipment and facilities, development, acquisition and integration of operations support systems and other back office systems and negotiation of interconnection agreements.

         Our revenue is not indicative of revenue that may be attained in the future. As a result of our development activities, we have experienced significant operating losses and negative adjusted EBITDA to date. We do not expect to achieve positive adjusted EBITDA while we emphasize development, construction and expansion of our telecommunications services business and until we establish a sufficient revenue-generating client base. We expect to continue to experience increasing operating losses and negative adjusted EBITDA as we expand our operations.

         Included in our management's discussion and analysis of financial condition and results of operations is adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-cash deferred compensation, non-cash management allocation charges, accretion on preferred stock and accrued PIK (paid in kind) dividends on preferred stock. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         Inasmuch as the Company has significantly increased the scope and size of its operations from its infancy during the three months ended September 30, 1999, a comparison of the three months ended September 30, 2000 results with the three months ended September 30, 1999 is not meaningful.

         The net loss applicable to common stock for the three months ended September 30, 2000 was $53.7 million. The net loss for the three months ended
September 30, 1999 was $9.1 million. Adjusted EBITDA was a negative $21.4 million for the three months ended September 30, 2000 versus a negative $6.7 million for the three months ended September 30, 1999.

         Gross profit, revenue less direct network costs, was $3.8 million or 17.7% of revenue during the three months ended September 30, 2000 versus a loss of $1.0 million for the three months ended September 30, 1999.

         We have rapidly deployed our networks since commencing service. We were operational in 24 markets across the northeastern United States as of September 30, 2000. The table below provides selected key operational data as of and for the three months ended:

                                        September 30, 2000    September 30, 1999

    Markets Served                                   24                 5

    Number of switches-voice                         22                 5

    Number of switches-data                          42                 8

    Total Central Office Collocations                290                67

    Central Office Collocations-voice & data         202                25

    Central Office Collocations-voice only           54                 42

    Central Office Collocations-data only            34                 --

    Estimated Addresssable Market (Business Lines)   3.0 million        880,000

    Lines Sold in quarter-total                      40,573             5,274

    Lines sold in quarter-voice                      39,199             5,136

    Lines sold in quarter-data                       1,374              138

    Lines Installed in quarter-total                 28,755             4,660

    Lines installed in quarter-voice                 27,896             4,603

    Lines installed in quarter-data                  859                57

    Lines in service-total                           148,086            6,986

    Lines in service-voice                           145,397            6,929

    Lines in service-data                            2,689              57

    Total Employees                                  1,302              271

    Sales Employees                                  530                112

         During the three months ended September 30, 2000, we continued our progress in the area of electronic bonding. In order to minimize the time between a client order and service installation we have established an on-line and real-time connection of our operations support systems, called electronic bonding, with Verizon South. In the second quarter of 2000, we had established electronic bonding with Verizon North. Electronic bonding automates the service provisioning process, leading to enhanced quality of service and a reduction in the overall processing intervals for our clients.

         We have also rolled out online, web-based billing to our clients. The ChoiceInvoice(TM) will help businesses manage their telecommunications expenses. Our clients will have the ability to sort and select information providing them a method to analyze data and make decisions. The ChoiceInvoice(TM) provides local and long distance call detail, invoices for multiple locations, and twelve-month past billing activity. The ChoiceInvoice(TM) will enhance the Company's operational efficiency and significantly reduce paper, handling and processing costs.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

         The Company generated $21.4 million in revenue during the three months ended September 30, 2000. Revenue for the three months ended September 30, 2000 represents a 105% increase compared to revenue for the three months ended June 30, 2000. The Company installed 28,755 lines during the three months ended September 30, 2000; an increase of 54% compared with 18,635 lines installed during the three months ended June 30, 2000. At September 30, 2000, the Company has a total installed base of 148,086 lines, which compares with 51,745 access lines in service as June 30,2000. Sales are expected to increase from the level realized during the three months ended September 30, 2000 as new markets are opened and as existing markets achieve full sales staffing levels.

         The Company continues to focus on sales of facilities-based lines. At September 30, 2000, facility-based lines represent 85% of the total installed base as compared to 93% of the total installed base at June 30, 2000. The decrease from 93% to 85% is attributed to the acquisition of US Xchange on August 1, 2000. US Xchange, prior to being acquired, had sold resale lines in cities where it had no collocations.

         Revenue was generated from local calling and long distance services, DSL and other data services, and E-services, including Web design, development and hosting services. The market for local and long distance services is well established and we expect revenue growth principally from taking market share away from other service providers. Similarly, we expect revenue from access charges that are based on long distance calls made by and to our customers and reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase as revenue increases but at a declining rate as we increase our client base. Access and reciprocal compensation as a percent of revenue was 15% and 7% respectively, for the three months ended September 30, 2000.

         The market for high-speed data communications services and Internet access is rapidly growing. We expect to generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments.

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

         Our experience demonstrates that there is significant churn of customers within the telecommunications industry, and we believe that churn is especially high when customers are only buying long distance services from a carrier or when customers are buying resold services. We expect to minimize churn by providing superior customer care, by offering a competitively priced portfolio of local, long distance, data and Internet services, and by focusing on offering our own facilities based services. Churn for the nine months ended September 30, 2000 has been below 1% per month.

Network Costs

         Network costs for the three months ended September 30, 2000 were $17.6 million representing an 81% increase compared to network costs for the three months ended June 30, 2000. This sharp increase is consistent with the deployment of our networks and growth of our services as well as the impact of the financial results of US Xchange for the two months in the period from August 1, 2000 (date of acquisition) to September 30, 2000. Gross profit was $3.8 million or 17.7% of revenue during the three months ended September 30, 2000 versus gross profit of $0.7 million or 6.7% of revenue for the three months ended June 30, 2000.

         Under our network buildout strategy, we are deploying voice and data switches with local and long distance capability and leasing transmission lines from the established telephone companies and other competitive local exchange carriers to connect our switch with our transmission equipment collocated in the established telephone company's central offices. We will lease transmission lines from the established telephone companies to connect our clients and other carriers' networks to our network. We plan to lease capacity or overbuild specific network segments in certain markets as economically justified by traffic volume growth. In addition, we expect to increase the capacity of our switches, and may install additional switches, in a market as demand warrants. We have acquired the rights to two fiber optic lines between Springfield and Worcester, Massachusetts and have an option to purchase the rights to additional fiber optic lines.

         We entered into a master facilities agreement with Fiber Technologies, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides us with a 20-year lease for fiber without electronics in 13 of our markets. Fiber deployment will allow us to optimize network costs and enhance the quality and reliability of our network. Fiber Technologies commenced construction in three markets during the third quarter. We expect to take possession of the completed fiber networks in these markets by early 2001 and expect to begin installing electronics during the first quarter of 2001.

         In August 2000, we entered into a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. The agreement provides us with a fiber network consisting of 485 intra-city and 1,691 inter-city miles within the nine markets of the former US Xchange. On September 30, 2000, the intra-city fiber network was operational and 112 miles of the inter-city fiber network was operational. We expect the remaining fiber network to be activated in these nine markets during 2001.

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

         In order to enter a market, we must enter into an interconnection agreement with the established telephone company to make comprehensive calling available to our clients. Typically these agreements set the cost per minute to be charged by each party for the calls which have traversed between each carrier's network, often referred to as reciprocal compensation. These costs grow in proportion to outbound call volume and are expected to be a major portion of our cost of services. To the extent our clients' outbound call volume is equivalent to their inbound call volume, we expect that our interconnection costs paid to the established telephone companies (reciprocal compensation expense) will be substantially offset by the interconnection revenue received from the established telephone companies (reciprocal compensation revenue).

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended September 30, 2000 were $33.5 million compared to selling, general and administrative expenses of $21.7 million during the three months ended June 30, 2000. These increased expenses resulted primarily from the acquisition of US Xchange since August 1, 2000 and the related growth in employees. Revenue growth has exceeded the increase in selling, general and administrative expenses. Revenue increased 105% from June 30, 2000, while selling, general and administrative expenses have grown 54%.

         The number of employees increased to 1,302 as of September 30, 2000, from 671 as of June 30, 2000 and 271 as of September 30, 1999. As of September 30, 2000, sales employees (which include direct sales, sales support and sales management) increased to 530. This compares to 283 as of June 30, 2000 and 112 as of September 30, 1999. We expect the number of sales employees and total employees to increase throughout the remainder of 2000 as we continue to expand in Columbus, Dayton and Akron, Ohio.

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

         We will incur other costs and expenses, including the costs associated with the maintenance of our network, administrative overhead, office leases and bad debt. We expect that these costs will grow significantly as we expand our operations and that administrative overhead will be a large portion of these expenses during the start-up phase of our business. However, we expect most of these expenses to become smaller as a percentage of our revenue as we build our client base.

Management Ownership Allocation Charge and Deferred Compensation

         The magnitude of the loss for the three months and nine months ended September 30, 2000 is impacted by the management ownership allocation charge included in selling, general and administrative expenses. Institutional investors of Choice One Communications L.L.C. and 27 members of our management owned approximately 95.0% and 5.0%, respectively, of the ownership interests of Choice One Communications L.L.C., the entity that owned all of our outstanding capital stock. As a result of the successful completion of the initial public offering, Choice One Communications L.L.C. was dissolved and its assets, which consisted almost entirely of our capital stock, were distributed to our institutional investors and management. Approximately 68.5% of the stock held by the L.L.C. was distributed to our institutional investors and 31.5% was distributed to management, which is the full amount allocable to management under the L.L.C. agreement.

         Under generally accepted accounting principles, upon consummation of the initial public offering, we were required to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation, of which we were required to record $64.5 million as a non-cash, non-recurring charge to operating expense during the period in which this offering is consummated and $55.4 million was recorded as deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $.9 million during 2000, 2001, 2002 and 2003, respectively. During the three months and nine months ended September 30, 2000 the company recognized amortization of deferred management ownership allocation charge of $6.3 million and $77.2 million, respectively.

         In addition to the above expenses, we recognized $2.0 million and $4.4 million of non-cash deferred compensation amortization during the three months and nine months ended September 30, 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees and grants to employees under our 1998 Stock Option Plan. In August 2000, deferred compensation of $14.8 million was recorded to stockholders' equity in connection with the issuance of restricted shares to the employees of the former US Xchange, Inc.

Depreciation and Amortization

         Depreciation and amortization for the three months ended September 30, 2000 was $14.7 million representing a 267% increase compared to depreciation and amortization expenses for the three months ended June 30, 2000. The increase is consistent with the deployment of our networks and initiation of services in 24 markets by September 30, 2000 including the nine markets within the former US Xchange. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         It also includes amortization of goodwill, customer base and an IRU. Goodwill from the acquisitions of US Xchange, Atlantic Connections and EdgeNet Inc. was $329.5 million, $7.0 million and $3.5 million, respectively. Customer base acquired through the acquisitions of US Xchange, Atlantic Connections and EdgeNet Inc. was $31.0 million, $3.3 million and $0.5 million, respectively. The value assigned to the IRU from the acquisition of US Xchange was $42.0 million and is being amortized over 20 years. Goodwill and customer base is being amortized over a 10-year and five-year period, respectively. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures, acquire long-term rights in telecommunications facilities and acquire other businesses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue

         The Company generated $38.6 million in revenue during the nine months ended September 30, 2000 compared to $0.9 million during the nine months ended September 30, 1999. The Company installed, or obtained through the incremental gain from the acquisition of US Xchange, 127,990 lines during the nine months ended September 30, 2000 , compared with 6,986 lines installed during the nine months ended September 30, 1999. At September 30, 2000, the Company has a total installed base of 148,086 lines, which compares with 6,986 access lines in service as September 30, 1999. Sales are expected to increase from the level realized during the nine months ended September 30, 2000 as new markets are opened and as existing markets achieve full sales staffing levels.

Network Costs

         Network costs for the nine months ended September 30, 2000 were $34.3 million compared to network costs of $2.6 million for the nine months ended September 30, 1999. This sharp increase is consistent with the deployment of our networks and growth of our services in 24 markets as compared to 5 markets as of September 30, 1999.

         During the nine months ended September 30, 2000, we achieved positive gross margin of $4.3 million or 11.1% of revenue during the nine months ended September 30, 2000 versus a loss of $1.6 million for the nine months ended September 30, 1999.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the nine months ended September 30, 2000 were $132.5 million compared to selling, general and administrative expenses of $14.2 million during the nine months ended September 30, 1999. These increased expenses resulted primarily from the recording of a $77.2 million non-cash management allocation charge during the nine months ended September 30, 2000 as a result of the company's initial public offering in February 2000 and from the acquisition of US Xchange since August 1, 2000 and the related growth in employees. Revenue growth has exceeded the increase in selling, general and administrative expenses. Revenue increased 376% as compared to the nine months ended September 30, 1999, while selling, general and administrative expenses, excluding the non-cash management allocation charge and amortization of deferred compensation, have grown 297% for the same period. Excluding the non-cash management allocation charge and amortization of deferred compensation, selling, general and administrative expenses were $50.9 million for the nine months ended September 30, 2000 as compared to $12.8 million for the nine months ended September 30, 1999.

         The number of employees increased to 1,302 as of September 30, 2000, from 271 as of September 30, 1999. As of September 30, 2000, sales employees (which include direct sales, sales support and sales management) increased to
530. This compares to 112 as of September 30, 1999. We expect the number of sales employees and total employees to increase throughout the remainder of 2000.

Management Ownership Allocation Charge and Deferred Compensation

         Under generally accepted accounting principles, upon consummation of the initial public offering, we were required to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation, of which we were required to record $64.5 million as a non-cash, non-recurring charge to operating expense during the period in which this offering is consummated and $55.4 million was recorded as deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $.9 million during 2000, 2001, 2002 and 2003, respectively. During the nine months ended September 30, 2000 the company recognized amortization of deferred management ownership allocation charge of $77.2 million.

         In addition to the above expenses, we recognized $4.4 million and $1.4 million of non-cash deferred compensation amortization during the nine months ended September 30, 2000 and 1999, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees and grants to employees under our 1998 Stock Option Plan. In August 2000, deferred compensation of $14.8 million was recorded to stockholders' equity in connection with the issuance of restricted shares to the employees of the former US Xchange, Inc.

Depreciation and Amortization

         Depreciation and amortization for the nine months ended September 30, 2000 was $21.7 million as compared to $3.4 million of depreciation and amortization expenses for the nine months ended September 30, 1999. The increase is consistent with the deployment of our networks and initiation of services in 24 markets by September 30, 2000 including the nine markets within the former US Xchange. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         It also includes amortization of goodwill, customer base and an IRU. Goodwill from the acquisitions of US Xchange, Atlantic Connections and EdgeNet Inc. was $329.5 million, $7.0 million and $3.5 million, respectively. Customer base acquired through the acquisitions of US Xchange, Atlantic Connections and EdgeNet Inc. was $31.0 million, $3.3 million and $0.5 million, respectively. The value assigned to the IRU from the acquisition of US Xchange was $42.0 million and is being amortized over 20 years. Goodwill and customer base is being amortized over a 10-year and five-year period, respectively. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures, acquire long-term rights in telecommunications facilities and acquire other businesses.

         The net loss applicable to common stock for the nine months ended September 30, 2000 was $160.4 million. The net loss for the nine months ended
September 30, 1999 was $20.1 million. Adjusted EBITDA was a negative $46.6 million for the nine months ended September 30, 2000 versus a negative $14.5 million for the nine months ended September 30, 1999.

Interest Expense and Income.

         Interest expense for the three months and nine months ended September 30, 2000 was approximately $4.0 million and $6.2 million, respectively. Interest expense includes interest payments on borrowings under our credit facility. It also includes amortization of deferred financing costs related to our credit facility. Interest expense for the three months and nine months ended September 30, 1999 was $0.3 million and $0.8 million, respectively.

         Interest income for the three months and nine months ended September 30, 2000 was approximately $0.3 million and $1.4 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the initial public offering of our common stock in February 2000. Interest income for the three months and nine months ended September 30, 1999 was $66,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Credit Facility. Our credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions with maximum borrowing limits to be reduced starting in 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of September 30, 2000, there were $47.9 million in borrowings outstanding under the revolving portion, and $125.0 million under the term B loan of the credit facility. The credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature.

         Cash Flows. We have incurred significant operating and net losses since our inception. We expect to continue to experience increasing operating losses and negative adjusted EBITDA as we expand our operations and build our client base. As of September 30, 2000, we had an accumulated deficit of $197.9 million. Net cash used for operating activities was approximately $46.5 million for the nine months ended September 30, 2000 and approximately $16.7 million for the nine months ended September 30, 1999. The net cash used for operating activities during the nine months ended September 30, 2000 was primarily due to net losses.

         Net cash provided by financing activities was $458.8 million for the nine months ended September 30, 2000 and $48.3 million for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 was primarily related to the initial public offering completed in February 2000, issuance of Series A preferred stock in August 2000 and borrowings under the credit facility. Net cash provided by financing activities for the nine months ended September 30, 1999 was related to borrowings under the credit facility and proceeds from capital contributions.

         Capital Requirements. Capital expenditures were $88.4 million and $33.0 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Capital expenditures were $34.9 million for the three months ended September 30, 2000. We expect that our capital expenditures will continue at this rate through the fourth quarter of 2000 in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network, the development of new markets and potential acquisitions, investments and strategic alliances. The rate of capital expenditures is expected to gradually slow in 2001 as we near completion of our 29 market plan.

         Further, our commitment for fiber network, as part of our original 29 market plan, could be up to $100.0 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the related fiber optic agreement.

         To expand and develop our business, we will need a significant amount of cash. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our development plans or projections change or prove to be inaccurate or to complete our roll-out plan to 29 markets. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing or the private or public sale of equity or debt securities. Our ability to obtain additional financing is uncertain.

         At September 30, 2000, we had approximately $1.2 million in cash and cash equivalents. In addition, the Company has a $350.0 million senior credit facility and $180.0 million subordinated debt facility. At September 30, 2000, there were borrowings of $173.0 outstanding on the credit facility. On November 10, 2000, the Company borrowed $180.0 million under its subordinated debt facility of which cash proceeds were $146.4 million, after fees and escrowed interest. The Company believes that its cash resources and available credit facilities are sufficient to meet the future capital and operating requirements for its 29 market plan which extends beyond the next twelve months.

CERTAIN FACTORS EFFECTING FORWARD-LOOKING STATEMENTS

         Certain   statements   contained   in   this   Form   10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes", "expects", "estimates", "anticipates", "will be" and "plans" and similar words or expressions identify forward-looking statements made by or on behalf of the Company. These forward-looking statements are subject to many uncertainties and factors that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, availability of financing and regulatory approvals, the number of potential customers in a target market, the existence of strategic alliances or relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities, all of which could cause actual results and experiences of Choice One to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-1, Registration No. 333-91321, filed with the Securities and Exchange Commission and declared effective on February 16, 2000.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 2000, the carrying value of our debt obligations excluding capital lease obligations was $172.9 million and the fair value of those obligations was $173.2 million. A hypothetical decrease of approximately 1% from prevailing interest rates at September 30, 2000, would result in an increase in fair value of long-term debt by approximately $8.2 million.

         Also, a hypothetical increase of approximately 1% from prevailing interest rates at September 20, 3000, would result in an approximate increase in cash required for interest on variable rate debt during the next five fiscal years of $0.6 million per year.

         We do not use derivative financial instruments for speculative purposes. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations and, subject to limitations and conditions, are required by our credit facility. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We would attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

         At September 30, 2000, we had an interest rate swap agreement for a notional amount of $125.0 million. Based on the fair value of the interest rate swap at September 30, 2000, it would have cost us $1.1 million to terminate the agreement. A hypothetical 1% decrease in the rate would decrease the fair value by approximately $0.4 million.

                          PART I FINANCIAL INFORMATION

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
             (amounts in thousands, except share and per share data)

                                                    September 30,   DECEMBER 31,
                                                    2000            1999
                                                    (Unaudited)
                  ASSETS

Current Assets:
       Cash and cash equivalents ...................    $   1,174     $   3,615
       Accounts receivable, net ....................       18,125         2,929
       Prepaid expenses and other current assets ...        2,788           709
                                                        ---------     ---------
Total current assets ...............................       22,087         7,253

Property and Equipment:

       Property and equipment ......................      306,397        77,318
       Less - accumulated depreciation .............      (18,160)       (4,891)
                                                        ---------     ---------
       Total property and equipment ................      288,237        72,427

Other assets, net ..................................      383,146        14,832
                                                        ---------     ---------
       Total assets ................................    $ 693,470     $  94,512
                                                        =========     =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Current portion of long-term debt ..................   $      30    $    --
         Accounts payable ...................................      15,021        5,060
         Accrued expenses ...................................      28,520       11,228
                                                                ---------    ---------
         Total current liabilities ..........................      43,571       16,288

Long-Term Debt and Other Liabilities:
         Long-term debt, less current portion ...............     172,851       51,500
         Other long-term liabilities ........................       1,675         --
                                                                ---------    ---------
         Total long-term debt and other liabilities .........     174,526       51,500

Commitments and Contingencies

Stockholders' Equity:
         Preferred stock, $0.01 par value, 5,000,000 shares authorized; and 200,000 shares

         issued and outstanding, ($214,000 liquidation value)           2         --
         Common stock, $0.01 par value, 150,000,000 and
         47,730,196 shares authorized, 37,910,973
         and 22,022,056 shares issued and outstanding
         as of September 30, 2000 and December 31, 1999,
         respectively .......................................         379          220
         Additional paid-in capital .........................     735,338       72,454
         Deferred compensation ..............................     (62,414)      (8,401)
         Accumulated deficit ................................    (197,932)     (37,549)
                                                                ---------    ---------
         Total stockholders' equity .........................     475,373       26,724
                                                                ---------    ---------
         Total liabilities and stockholders' equity .........   $ 693,470    $  94,512
                                                                =========    ---------



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,

                                                                                 2000           1999
                                                                                (unaudited)     (unaudited)

Revenue .................................................................   $     21,354    $        793

Operating expenses:
      Network costs .....................................................         17,579           1,780
     Selling, general and administrative, including
        non-cash  deferred  compensation  of $1,958 and $730 in 2000 and 1999, respectively and non-cash management ownership allocation charge
        of $6,342 and $0 in 2000 and 1999, respectively .................         33,457           6,405
     Depreciation and amortization ......................................         14,690           1,464
                                                                            ------------    ------------

           Total operating expenses .....................................         65,726           9,649
                                                                            ------------    ------------

Loss from operations ....................................................        (44,372)         (8,856)

Interest income/(expense):
     Interest income ....................................................            281              66
     Interest expense ...................................................         (3,990)           (311)
                                                                            ------------    ------------

Total interest income/(expense), net ....................................         (3,709)           (245)
                                                                            ------------    ------------

Net loss ................................................................        (48,081)         (9,101)

Accretion on preferred stock ............................................            962            --
Accrued dividends on preferred stock ....................................          4,667            --
                                                                            ------------    ------------

Net loss applicable to common stock .....................................   $    (53,710)   $     (9,101)
                                                                            ============    ============

Net loss per share, basic and diluted ...................................   $      (1.50)   $      (0.41)
                                                                            ============    ============

Weighted average number of shares outstanding,
     basic and diluted ..................................................     35,851,310      22,022,256
                                                                            ============    ============




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,

                                                                                       2000                1999
                                                                                       (unaudited)        (unaudited)

Revenue ........................................................................   $     38,555    $        947

Operating expenses:
      Network costs ............................................................         34,280           2,577
     Selling, general and administrative, including
       non-cash  deferred  compensation  of $4,435  and $1,410 in 2000 and 1999, respectively and non- cash management ownership allocation charge
       of $77,212 and $0 in 2000 and 1999, respectively ........................        132,544          14,236
      Depreciation and amortization ............................................         21,668           3,373
                                                                                   ------------    ------------

          Total operating expenses .............................................        188,492          20,186
                                                                                   ------------    ------------

Loss from operations ...........................................................       (149,937)        (19,239)

Interest income/(expense):
     Interest income ...........................................................          1,426              66
     Interest expense ..........................................................         (6,243)           (898)
                                                                                   ------------    ------------

Total interest income/(expense), net ...........................................         (4,817)           (832)
                                                                                   ------------    ------------

Net loss .......................................................................       (154,754)        (20,071)

Accretion on preferred stock ...................................................            962            --
Accrued dividends on preferred stock ...........................................          4,667            --
                                                                                   ------------    ------------

Net loss applicable to common stock ............................................   $   (160,383)   $    (20,071)
                                                                                   ============    ============

Net loss per share, basic and diluted ..........................................   $      (5.18)   $      (0.91)
                                                                                   ============    ============

Weighted average number of shares outstanding,
   basic and diluted ...........................................................     30,963,595      22,022,256
                                                                                   ============    ============




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              2000          1999
                                                             (unaudited)   (unaudited)

Cash flows from operating activities:
         Net loss .......................................   $(160,383)   $ (20,071)
         Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation and amortization ..............      21,668        3,373
             Amortization of deferred
                   financing costs ......................         667          161
             Accretion on preferred stock ...............         962         --
             Accrued dividends on preferred stock .......       4,667         --
             Deferred compensation and management
               ownership allocation charge ..............      81,647        1,410
             Changes in assets and liabilities:
                Accounts receivable, net ................      (6,330)        (685)
                Prepaid expenses and other assets .......      (6,163)        (346)
                Accounts payable ........................       2,562        1,737
                Accrued expenses ........................      14,240       (2,319)
                                                            ---------    ---------
         Net cash used in operating activities ..........     (46,463)     (16,740)

Cash flows from investing activities:
         Capital expenditures ...........................     (88,413)     (33,043)
         Cash payments for acquisition of business,
           net of cash acquired .........................    (326,374)        --
                                                            ---------    ---------
         Net cash used in investing activities ..........    (414,787)     (33,043)

Cash flows from financing activities:
         Additions to long-term debt ....................     185,751       33,000
         Principal payments of long-term debt ...........     (64,400)     (28,000)
         Proceeds from capital contributions and issuance
           of common stock ..............................     150,276       43,951
         Proceeds from issuance of preferred stock ......     198,002         --
         Payments of financing costs ....................     (10,820)        (656)
                                                            ---------    ---------
         Net cash provided by financing activities ......     458,809       48,295
                                                            ---------    ---------
Net increase/(decrease) in cash and cash equivalents ....      (2,441)      (1,488)

Cash and cash equivalents, beginning of period ..........       3,615        1,491
                                                            ---------    ---------
Cash and cash equivalents, end of period ................   $   1,174    $       3
                                                            =========    =========

Supplemental disclosures of cash flow information:
         Interest paid ..................................   $   3,552    $     736
                                                            =========    =========
         Income taxes paid ..............................   $       2    $      10
                                                            =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                   (Unaudited)


NOTE 1.  GENERAL

         Choice One Communications Inc., (the "Company") is an integrated communications provider offering broadband data and voice telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the mid-western and northeastern United States. The Company's services include high-speed data and Internet service, principally utilizing digital subscriber line (DSL) technology, local exchange service, long distance service, Web design, development and hosting services. The Company seeks to become the leading integrated communications provider in each target market by offering a single source for competitively priced, high quality, customized telecommunications services.

         Until February 1999, the Company was in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7,
"Accounting and Reporting by Development Stage Enterprises." The Company's principal activities included developing its business plans; procuring governmental authorizations; raising capital; hiring management and other key personnel; developing, acquiring and integrating operations support systems and other back office systems; acquiring equipment and facilities; and negotiating interconnection agreements. Accordingly, the Company has incurred operating losses and operating cash flow deficits. Expenses are expected to exceed revenue in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim consolidated financial statements include the consolidated accounts of Choice One Communications Inc. and its wholly-owned subsidiaries (collectively, "the Company") with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

         Unless otherwise stated, all amounts are in thousands except share and per share data.

NOTE 3.  ACCOUNTING POLICIES


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Company is expected to adopt the statement in its first fiscal quarter of 2001. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Due to the Company's limited use of derivatives, the adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

         Derivative instruments are used by the Company to manage its interest rate exposures. The Company does not use the instruments for speculative purposes. Interest rate swaps are employed as a requirement of the Company's senior credit facility. The facility requires a hedge of interest rate for 50% of the outstanding principal balance once the Company has utilized 50% of the aggregate funding under the facility. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.


NOTE 4.  ACQUISITION

         On August 1, 2000, the Company acquired US Xchange, Inc. a corporation headquartered in Grand Rapids, Michigan, which is engaged in the business of integrated communications services within the midwest, primarily third tier cities. The purchase price was approximately $324.5 million in net cash and 6.2 million shares of common stock issued to the sole shareholder. The net cash consideration paid consists of $303.0 disbursed upon closing and $21.5 disbursed prior to and subsequent to the closing date in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of US Xchange, Inc. have been included in the Company's consolidated financial statements since the acquisition date.

         The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as intangibles consisting of goodwill ($329.5 million) and customer base ($31 million) and property plant and equipment consisting of an indefeasible right to use fiber ($42 million), which is being amortized on a straight-line basis over 10 years, five years and 20 years, respectively. The assets and liabilities of US Xchange, Inc. have been recorded at their estimated fair value subject to adjustments based on the results of an independent appraisal. In connection with the acquisition, liabilities assumed and cash paid were as follows (in thousands):

Fair value of assets acquired, including cash acquired.............     $535,028

Less-liabilities assumed...........................................       10,347
                                                                          ------

Total consideration paid...........................................      524,681

Less-cash acquired.................................................       29,086

Less-common stock issued...........................................      171,083
                                                                         -------

Net cash paid for acquisition......................................     $324,512
                                                                        ========

         On February 24, 2000, the Company acquired EdgeNet, Inc. a corporation based in Buffalo, New York, which is engaged in the business of providing Internet home page design and development. The purchase price was approximately $4.3 million, approximately $1.9 million in cash and approximately $2.4 million in a promissory note that was converted into 132,148 shares of the Company's common stock on September 9, 2000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of EdgeNet, Inc. have been included in the Company's consolidated statement since the acquisition date.

         The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill ($3.5 million), which is being amortized on a straight-line basis over ten years. In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired.............       $4,397

Less-liabilities assumed...........................................          134
                                                                        --------

Total consideration paid...........................................        4,263

Less-cash acquired.................................................            1

Less-amounts borrowed..............................................        2,400
                                                                           -----

Net cash paid for acquisition......................................       $1,862
                                                                          ======

NOTE 5.         PRO FORMA RESULTS OF OPERATIONS

         The following audited pro forma condensed results of operations combine the operations of the Company with those of US Xchange acquired on August 1, 2000 as well as Atlantic Connections acquired on November 3, 1999, as if the acquisitions had occurred on January 1, 1999. The pro forma information is presented after giving effect to certain adjustments for depreciation, amortization of intangible assets, interest expense on the acquisition financing and non-cash deferred compensation charge on restricted shares of common stock issued on August 1, 2000. The acquisitions were accounted for using the purchase method of accounting.

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


                                                   Pro Forma Nine Months Ended
                                          September 30, 2000  September 30, 1999

Revenue                                              $65,400             $25,311

Loss from operations                              $(208,705)          $(106,475)

Net loss                                          $(224,883)          $(121,710)

Net loss applicable to common stock               $(257,655)          $(147,412)

Net loss per share, basic and diluted                $(7.27)             $(5.12)

Weighted average number of shares
   outstanding, basic and diluted                 35,442,495          28,765,215

NOTE 6.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost consisted of the following at September 30, 2000 and December 31, 1999:

                                           September 30, 2000  December 31, 1999

         Switch equipment                           $191,225            $56,263

         Computer equipment and software              28,260             11,416

         Office furniture and equipment                9,749              2,687

         Leasehold improvement                        16,484              1,675

         Indefeasible right to use fiber              43,703                 --

         Construction in progress                     16,976              5,277
                                                      ------              -----

                                                    $306,397            $77,318
                                                    ========            =======

NOTE 7.  OTHER ASSETS

         Other assets consisted of the following at September 30, 2000 and December 31, 1999:

                                      September 30, 2000    December 31, 1999

          Goodwill                              $340,390               $5,464

          Deferred financing costs                16,125                5,305

          Customer base                           34,800                3,300

          Other assets                             1,540                1,406
                                                   -----                -----

                                                 392,855               15,475

          Less-Accumulated amortization            9,709                  643
                                                   -----                  ---

                                                $383,146               14,832
                                                ========               ======

NOTE 8.  ACCRUED EXPENSES

         Accrued expenses consisted of the following at September 30, 2000 and December 31, 1999:

                                          September 30, 2000   December 31, 1999

          Accrued network costs                      $12,330          $4,489

          Accrued payroll and payroll
          related benefits                             4,699           1,093

          Accrued collocation costs                    3,825           2,494

          Accrued interest                             2,384             547

          Other                                        5,282           2,605
                                                       -----           -----

                                                     $28,520         $11,228
                                                     =======         =======



NOTE 9.  LONG-TERM DEBT

         In February 2000, in connection with the acquisition of EdgeNet, the Company entered into $2.4 million of promissory notes with the shareholders of EdgeNet. The promissory notes were converted into 132,148 shares of the Company's common stock on September 9, 2000.

         In August 2000, the Company amended and restated its Credit Agreement (the "Second Amended Agreement"). The Second Amended Agreement, which terminates on eight and one-half years from August 1, 2000, provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. The Second Amended Agreement was used, in part, to finance the acquisition of US Xchange and will be used to finance capital expenditures and to provide working capital. Borrowings under the Second Amended Agreement are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at either the LIBOR rate or the base rate (the higher of the prime interest rate or the federal funds rate plus 0.5 percent), with additional percentage points added based on the Company's leverage ratio, as defined in the Second Amended Agreement. In addition, the Company is also required to pay a commitment fee of 0.75 percent to 1.5 percent per annum based on the unutilized portion of the credit facility.

         As of September 30, 2000, the term B loan was fully funded, $47.9 million of the revolving credit facility was funded, $52.1 million remained available under the revolving credit facility and $125.0 million remained available under the term A loan.

         The Second Amended Agreement revised certain covenants including total debt to contributed capital, minimum revenue, maximum earnings before interest, taxes, depreciation and amortization (EBITDA) losses, maximum capital expenditure levels, minimum asset coverage, leverage ratio, fixed charge ratio and interest coverage ratio, all as defined in the Amended Agreement. At September 30, 2000, the Company was in compliance with these covenants.

         On August 1, 2000, the Company entered into a $180.0 million unsecured subordinated debt facility which is a one-year overfunded facility and, upon draw down of the loan, up to $30.0 million of the loan proceeds will be credited into escrow to make cash interest payments on the loan. Morgan Stanley Senior Funding, a related party to the Company, was sole lead arranger for the subordinated debt facility. The subordinated debt facility commitment expires on August 1, 2001. The one-year overfunded facility maturity date is the earliest of one year from drawdown or November 30, 2001. On the maturity date, subject to certain conditions, any outstanding balance will be redeemed with the issuance of rollover notes. The rollover notes mature on the ninth anniversary of the rollover issuance date. On the date of the issuance of the rollover notes, the Company will issue warrant's representing up to 5% of the fully diluted common stock of the Company on such date. All warrants will be exercisable at 10% above the then current trading price for the common stock of the Company for a period of five years from the warrants' issuance date.

         On November 10, 2000, the Company funded the subordinated debt. Borrowings, net of escrowed interest and funding fees, were $146.4 million. Interest will be payable quarterly, based on LIBOR plus applicable margin, which was 14.31% on November 10, 2000.

NOTE 10. DERIVATIVE INSTRUMENTS

         Under the Second Amended Agreement, the Company is required to enter into hedging agreements with respect to interest rate exposure with an aggregate notional amount equal to 50% of the outstanding borrowings once at least 50% of the aggregate commitment has been utilized. The Company uses interest rate swap agreements to reduce its exposure to interest rate changes. On August 31, 2000 the Company entered into a swap contract related to $125.0 million borrowed on the term B loan. The swap expires in 2006 and is based on three-month LIBOR, which is fixed at 6.94%, plus applicable margin. The differential to be received or paid under the interest rate swap agreement is recognized as a component of interest expense.

         At September 30, 2000, the notional principal amount of the interest rate swap agreement was $125.0 million expiring in 2006. The fair value of the swap agreement was $(1.1) million as of September 30, 2000. The fair value of the interest rate swap agreement is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at the reporting date.


NOTE 11. CAPITALIZATION

         On January 17, 2000, the Company's Board of Directors voted to amend the Certificate of Incorporation of the Company to increase the number of authorized common shares and preferred shares to 150 million and 5 million respectively.

         On January 25, 2000, the Company's Board of Directors approved a 354.60-for-one stock split, the effect of which is retroactively reflected within these financial statements for all periods presented.

         On February 16, 2000, the Company raised $164.3 million of gross proceeds in an initial public offering of Common Stock (the "Equity Offering").

         Prior to the Equity Offering, the Company's institutional investors and management owned 95.0 percent and 5.0 percent, respectively, of the ownership interests of Choice One Communications, L.L.C., an entity that owned substantially all of the Company's outstanding capital stock. As a result of the Equity Offering, Choice One Communications, L.L.C was dissolved and its assets, which consisted almost entirely of such capital stock, were distributed to the Company's institutional investors and management in accordance with the LLC Agreement. The LLC Agreement provided that the Equity Allocation between the Company's institutional investors and management be 68.5 percent to the Investor Members and 31.5 percent to management based upon the valuation implied by the Equity Offering.

         Under generally accepted accounting principles, upon the consummation of the initial public offering, the Company was required to record the increase (based upon the valuation of the Common Stock implied by the Equity Offering) in the assets of Choice One LLC allocated to management as a $119.9 million increase in additional paid-in capital, with a corresponding increase in non-cash deferred compensation, of which the Company was required to record $64.5 million as a non-cash, nonrecurring charge to operating expense and $55.4 million as a deferred management ownership allocation charge. The deferred charge will be amortized at $19.0 million, $23.9 million, $11.6 million and $0.9 million during 2000, 2001, 2002 and 2003, respectively, which is the period over which the Company has the right to repurchase the securities (at fair market value or the price paid by the employee, if that price is less than fair market value) in the event the management employee's employment with the Company is terminated.

         On August 1, 2000, the Company issued 200,000 shares of Series A senior cumulative preferred stock and related warrants in a private placement for $200.0 million. The Series A Preferred Stock was issued to Morgan Stanley Dean Witter Capital Partners, a related party to the Company. Each share of Series A preferred stock has a stated value of $1,000 and ranks senior to each other class or series of the Company's capital stock. Dividends will accrue quarterly at the rate of 14.0% per annum, cumulative and compounded quarterly. The Series A preferred stock matures on August 1, 2012, at which time the Company must redeem the shares for their stated value plus any unpaid dividends. Prior to August 1, 2005 (the fifth anniversary of the issue date) the Company may pay dividends quarterly in additional shares of Series A preferred stock or in cash, at the Company's option. Thereafter until maturity, dividends are to be paid in cash.

         In connection with the issuance of the Series A preferred stock, the Company issued warrants to the holders of the Series A preferred stock. The warrants to purchase 1,747,454 shares of our common stock are exercisable in whole or in part at any time and represent 4.25% of our outstanding common stock as of August 1, 2000 (on a pro forma fully diluted basis to give effect to the acquisition of US Xchange). The warrant exercise price is $0.01 per share of common stock. The warrants will expire on August 1, 2012.

         In connection with the acquisition of US Xchange on August 1, 2000, the Company issued 6,742,959 shares. The shares were issued to the sole shareholder and employees of US Xchange. The issuance of shares to the employees of US Xchange consisted of 535,296 restricted shares. The shares will vest over two years at 50% per annum.

NOTE 12. RELATED PARTIES

         The Company entered into a master facilities agreement with Fiber Technologies, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides the Company with a 20-year indefeasible right to use (IRU) fiber without electronics in 13 of Choice One's market cities. Fiber deployment will allow the Company to optimize network costs and enhance the quality and reliability of its network. The Company has committed to four fibers in each cable in the 13 cities. The Company's commitment could be up to $100.0 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement.

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

         Morgan Stanley Dean Witter Capital Partners, a related party to the Company, purchased 200,000 shares of the Company's series A senior cumulative preferred stock on August 1, 2000.

         Morgan Stanley Senior Funding, a related party to the Company, was sole lead arranger and one of the lenders for the Company's subordinated debt facility and was one of the lenders for the Company's senior credit facility.

         In August 2000, the Company entered into a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. The 20-year indefeasible right to use was acquired as part of the acquisition of US Xchange and a value of $42.0 million has been ascribed to that right. Mr. Vanderpol, a shareholder of RVP Fiber L.L.C. is also a shareholder of the Company. Mr. Vanderpol has the right to appoint one representative to the board of directors of the Company, pursuant to the merger agreement with US Xchange.

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

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

                  B.       Reports on Form 8-K

                  A Form 8-K was filed on August 11, 2000 announcing the completion of the acquisition of US Xchange, Inc. No financial statements were included.

                  A Form 8-K/A was filed on September 15, 2000 relating the pro forma financial information for the acquisition of US Xchange, Inc. Audited Financial Statements of US Xchange, Inc. for each of the three years in the period ended December 31, 2000 were included.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHOICE ONE COMMUNICATIONS INC.
                           Registrant


DATE:  November 14, 2000   By:      /s/ Steve Dubnik
                               -------------------------------------------------
                           Steve M. Dubnik, Chairman and Chief Executive Officer


                           By:      /s/ Ajay Sabherwal
                               -------------------------------------------------
                           Ajay Sabherwal, Executive Vice President, Finance
                           and Chief Financial Officer
                           (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION                                           LOCATION
------         -----------                                           --------
3.1            Amended and Restated Certificate of Incorporation     Incorporated by reference from Exhibit 3.1 to
                                                                     Choice One Communication Inc.'s
                                                                     Registration Statement on Form S-1 declared
                                                                     effective on February 16, 2000 located under
                                                                     Securities and Exchange Commission File
                                                                     No. 333-91321 ("February 2000 Registration
                                                                     Statement")

3.2            Amended and Restated Bylaws                           Incorporated by reference from Exhibit 3.2 to
                                                                     the February 2000 Registration Statement

3.3            Certificate of Designations for Series A Senior       Incorporated by reference from Exhibit 3.1
               Cumulative Preferred Stock                            to the August 10, 2000 8-K filing located
                                                                     under Securities and Exchange Commission
                                                                     File No. 29279.

10.1           1998 Employee Stock Option Plan of Choice             Incorporated by reference from Exhibit 4.1 to
               One Communications Inc. (May 2000 Restatement)        the September 29, 2000 S-8 located under
                                                                     Securities and Exchange Commission File
                                                                     No. 333-47002.

10.2           1999 Directors Stock Incentive Plan of Choice One     Incorporated by reference from Exhibit 4.1 to
               Communications Inc.                                   the September 29, 2000 S-8 located under
                                                                     Securities and Exchange Commission File
                                                                     No. 333-47008.

10.3           Transaction Agreement, dated as of July 8, 1998,      Incorporated by reference from Exhibit 10.3 to
               among Choice One Communications Inc., Choice          the February 2000 Registration Statement
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity

10.4           Amendment No. 1 dated as of December 18, 1998         Incorporated by reference from Exhibit 10.4 to
               to Transaction Agreement, dated as of July 8, 1998,   the February 2000 Registration Statement
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity

10.5           Amendment No. 2 dated as of February 18, 1999 to      Incorporated by reference from Exhibit 10.5 to
               Transaction Agreement, dated as of July 8, 1998,      the February 2000 Registration Statement
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity

10.6           Amendment No. 3 dated as of May, 14 1999 to           Incorporated by reference from Exhibit 10.6 to
               Transaction Agreement, dated as of July 8, 1998,      the February 2000 Registration Statement
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity

10.7           Amendment No. 4 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.7 to
               Transaction Agreement, dated as of July 8, 1998,      the February 2000 Registration Statement
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity



10.8           Amendment No. 5 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.8 to
               Transaction Agreement, dated as of July 8, 1998,      the February 2000 Registration Statement
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity

10.9           Amendment No. 6 dated as of November 18, 1999         Incorporated by reference from Exhibit 10.9 to
               to Transaction Agreement, dated as of July 8, 1998,   the February 2000 Registration Statement
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.10          Amendment No. 7 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.2 to
               Transaction Agreement, dated as of July 8, 1998,      the Company's 8-K filed on August 10, 2000
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.11          Registration Rights Agreement dated as of July 8,     Incorporated by reference from Exhibit 10.10
               1998, among Choice One Communications Inc., the       to the February 2000 Registration Statement
               Investor Holders and the Management Holders

10.12          Amendment No. 1 dated as of February 18, 1999 to      Incorporated by reference from Exhibit 10.11
               Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.13          Amendment No. 2 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.12
               Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.14          Amendment No. 3 dated as of June 30 1999 to           Incorporated by reference from Exhibit 10.13
               Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.15          Amendment No. 4 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.1 to
               Registration Rights Agreement dated as of July 8,     the Company's 8-K filed on August 10, 2000
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.16          Form of Executive Purchase Agreement dated July       Incorporated by reference from Exhibit 10.14
               8, 1998 among the Choice One Communication            to the February 2000 Registration Statement
               Inc., Choice One Communications L.L.C. and
               Certain Executives of the Registrant

10.17          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.15
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Steve M.
               Dubnik

10.18          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.16
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Mae
               Squire-Dow



10.19          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.17
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Philip
               Yawman

10.20          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.18
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Kevin
               Dickens

10.21          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.19
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Ajay
               Sabherwal

10.22          Second Amended and Restated Credit Agreement          Incorporated by reference from Exhibit 10.8 to
               dated as of August 1, 2000 among the Registrant as    the Company's 8-K filed on August 10, 2000
               Guarantor, subsidiaries of the Registrant, as
               Borrowers, First Union Investors, Inc., as
               Administrative Agent, General Electric Capital
               Corporation, as Syndication Agent, and Morgan
               Stanley Senior Funding, Inc. as Documentation
               Agent and the lenders thereto

10.23          Lease between the Registrant and Bendersen-           Incorporated by reference from Exhibit 10.21
               Rochester Associates, LLC dated October 14, 1998,     to the February 2000 Registration Statement
               as amended

10.24          Unit Purchase Agreement dated as of October 21,       Incorporated by reference from Exhibit 10.22
               1999 among the Registrant, Atlantic Connections       to the February 2000 Registration Statement
               L.L.C., ACL Telecommunications, LTD., Paul
               Cissel, Antonio Lopez, Jr. and North Atlantic
               Venture Fund II, L.P.

10.25          General Agreement between the Registrant and          Incorporated by reference from Exhibit 3.1 to
               Lucent Technologies effective as of July 17, 1999,    the Company's 10-Q for the quarter ended
               as amended.                                           June 30, 2000


10.26          Service Bureau Agreement between the Registrant       Incorporated by reference from Exhibit 10.24
               and Saville Systems Inc. effective September 30,      to the February 2000 Registration Statement
               1998

10.27          Agreement and Plan of Merger by and among             Incorporated by reference from Exhibit 99.2 to
               Choice One Communications Inc., Barter                the Company's 8-K/A filed on May 16, 2000
               Acquisition Corporation, US Xchange, Inc. and the
               Stockholder of US Xchange, Inc. dated as of May
               14, 2000

10.28          Securities Purchase Agreement dated as of August      Incorporated by reference from Exhibit 10.7 to
               1, 2000 among Morgan Stanley Dean Witter Capital      the Company's 8-K filed on August 10, 2000
               Partners IV, L.P., Morgan Stanley Dean Witter
               Capital Partners IV 892 Investors, L.P., Morgan
               Stanley Dean Witter Capital Investors IV, L.P., and
               Choice One Communications Inc. relating to the
               purchase and sale of securities of Choice One
               Communications Inc.




10.29          Warrants for the purchase of shares of Common         Incorporated by reference from Exhibit 10.4,
               Stock of Choice One Communications Inc.               10.5 and 10.6 to the Company's 8-K filed on August 10, 2000


10.30          Bridge Financing Agreement dated as of August 1,      Incorporated by reference from Exhibit 10.3 to
               2000 among Choice One Communications Inc., the        the Company's 8-K filed on August 10, 2000
               Lenders party hereto, and Morgan Stanley Senior
               Funding, Inc., as Administrative Agent.

10.31          Fiber Optic Agreement and Grant of IRU dated          Incorporated by reference from Exhibit 10.9 to
               August 1, 2000 by and between Choice One              the Company's 8-K filed on August 10, 2000
               Communications Inc. and RVP Fiber Company,
               L.L.C.

10.32          Form of Executive Employment Agreement                Incorporated by reference from Exhibit 10.10
               between former executives of US Xchange, Inc. and     to the Company's 8-K filed on August 10,
               Choice One Communications Inc.                        2000


10.33          Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1 to
               Technologies Operating Company, LLC and Choice        the Company's 10-Q for the quarter ended
               One Communications Inc. dated as of May 31,           June 30, 2000
               2000.*


10.34          Addendum Number One 5ESS(R) switch and                Incorporated by reference from Exhibit 10.1 to
               transmission systems Purchase Agreement between       the Company's 10-Q for the quarter ended
               Choice One Communications Inc and Lucent              March 31, 2000
               Technologies Inc. dated as of January 1, 2000.**

10.35          Choice One Communications 401(k) Plan                 Incorporated by reference from Exhibit 10.1 to
                                                                     the Company's 10-Q for the quarter ended
                                                                     March 31, 2000

11.1           Statement regarding computation of per share          Filed Herewith
               loss for the three month period ending September
               30, 2000

11.2           Statement regarding computation of per share          Filed Herewith
               loss for the nine month period ending September
               30, 2000

11.3           Statement regarding computation of per share          Filed Herewith
               loss for the three month period ending September
               30, 1999


11.4           Statement regarding computation of per share          Filed Herewith
               loss for the nine month period ending September
               30, 1999

27.1           Financial Data Schedule                               Filed herewith

   *Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2, which was granted by the Commission until May 31, 2003.

**Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2, which was granted by the Commission until December 31, 2002.

                                  EXHIBIT 11.1

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                     Equivalent
                  Title               Number of Shares    Percent    Shares

Choice One Communications, Inc.        31,009,797         100.0%     31,009,797

Choice One Communications, Inc.         6,875,107          70.0%      4,817,376

1998 Employee Stock Option Plan            26,069          92.6%         24,137

Weighted Average Share Outstanding                                   35,851,310

Net Loss Applicable to Common Stock                                $(53,709,469)

Net Loss Per Share, Basic and Diluted                                    $(1.50)

                                  EXHIBIT 11.2

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                     Equivalent
                  Title               Number of Shares  Percent      Shares

Choice One Communications, Inc.            22,022,256   100.0%       22,022,256

Choice One Communications, Inc.             7,645,898    27.8%        2,125,263

February 2000 Stock Offering                8,216,750    82.8%        6,803,396

1998 Employee Stock Option Plan                26,069    48.6%           12,680

Weighted Average Share Outstanding                                   30,963,595

Net Loss Applicable to Common Stock                               $(160,383,367)

Net Loss Per Share, Basic and Diluted                                    $(5.18)

                                  EXHIBIT 11.3

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                     Equivalent
                  Title               Number of Shares   Percent     Shares

Choice One Communications, Inc.            22,022,256    100.0%      22,022,256

Weighted Average Share Outstanding                                   22,022,256

 Net Loss Applicable to Common Stock                                $(9,101,279)

 Net Loss Per Share, Basic and Diluted                                   $(0.41)

                                  EXHIBIT 11.4

                         CHOICE ONE COMMUNICATIONS INC.
                          COMPUTATION OF PER SHARE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                      Equivalent
                  Title                   Number of Shares  Percent    Shares

Choice One Communications, Inc.             22,022,256       100.0%   22,022,256

Weighted Average Share Outstanding                                    22,022,256

Net Loss Applicable to Common Stock                                $(20,071,696)

Net Loss Per Share, Basic and Diluted                                    $(0.91)

                                  EXHIBIT 27.1



         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2000 AND FROM THE CONSOLIDATED STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND IS
QUALIFIED  IN  ITS  ENTIRETY  BY  REFERENCE  TO  SUCH   CONSOLIDATED   FINANCIAL
STATEMENTS.

         0001091953

         Choice One Communications Inc.

         1,000

PERIOD-TYPE                                                       9-MOS

FISCAL-YEAR-END                                             DEC-31-2000

PERIOD-START                                                JAN-01-2000

PERIOD-END                                                  SEP-30-2000

CASH                                                              1,174

SECURITIES                                                            0

RECEIVABLES                                                      18,125

ALLOWANCES                                                            0

INVENTORY                                                             0

CURRENT-ASSETS                                                    2,788

PP&E                                                            306,397

DEPRECIATION                                                     18,160

TOTAL-ASSETS                                                    693,470

CURRENT-LIABILITIES                                              43,571

BONDS                                                                 0

PREFERRED-MANDATORY                                                   0

PREFERRED                                                             2

COMMON                                                              379

OTHER-SE                                                        474,992

TOTAL-LIABILITY-AND-EQUITY                                      693,470

SALES                                                            38,555

TOTAL-REVENUE                                                    38,555

CGS                                                              34,280

TOTAL-COSTS                                                     188,492

OTHER-EXPENSES                                                        0

LOSS-PROVISION                                                        0

INTEREST-EXPENSE                                                  4,817

INCOME-PRETAX                                                 (154,754)

INCOME-TAX                                                            0

INCOME-CONTINUING                                             (154,754)

DISCONTINUED                                                          0

EXTRAORDINARY                                                         0

CHANGES                                                               0

NET-INCOME                                                    (160,383)

EPS-BASIC                                                        (5.18)

EPS-DILUTED                                                      (5.18)