Form 10-K
period 2000-12-31
CHOICE ONE COMMUNICATIONS INC
filed 2001-03-06
CIK 1091953

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number
                                ----------------
                         CHOICE ONE COMMUNICATIONS INC.
             (Exact name of Registrant as specified in its charter)
                                ----------------

                   Delaware                                  16-1550742
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

 100 Chestnut Street, Suite 600, Rochester, NY                 14604
    (Address of principal executive office)                  (Zip Code)
                                 --------------
                                 (716) 246-4231

              (Registrant's telephone number, including area code)
                              --------------------

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.01
                                                                  par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of all Common Stock held by non-affiliates as of March 1, 2001, was $94,382,666.

37,921,291 shares of $.01 par value Common Stock were issued and outstanding as of March 1, 2001.

The Index of Exhibits  filed with this Report begins at page 60.

================================================================================
================================================================================

                         CHOICE ONE COMMUNICATIONS INC.
                                TABLE OF CONTENTS
                                                                        Page
Part I

      Item 1.   Business...................................................2

      Item 2.   Properties................................................23

      Item 3.   Legal Proceedings.........................................23

      Item 4.   Submission of Matters to a Vote of Security Holders.......23

      Item 4A.  Executive Officers of the Registrant......................23

Part II

      Item 5.   Market For Registrant's Common Equity and Related
                Stockholder Matters.......................................26

      Item 6.   Selected Financial Data...................................27

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................29

      Item 7A.  Quantitative and Qualitative Disclosures
                About Market Risk ........................................35

      Item 8.   Financial Statements and Supplementary Data...............36

      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................36

Part III

      Item 10.  Directors and Executive Officers of the Registrant........36

      Item 11.  Executive Compensation....................................36

      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management................................................36

      Item 13.  Certain Relationships and Related Transactions............36

Part IV

      Item 14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K.................................................37

Signatures................................................................59

Exhibits..................................................................60

Part I

ITEM 1:  BUSINESS

General

We are an integrated communications provider offering voice and broadband data telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our services include local exchange service, long distance service, high-speed data and Internet service, principally utilizing digital subscriber line ("DSL") technology, and Web page design, development and hosting services. We seek to become the leading integrated communications provider in each of our markets by offering a single source of competitively priced, high quality, customized telecommunications services. A key element of our strategy is to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. We have connected the majority of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality of service and control costs. As of December 31, 2000, we were providing service to 34,220 clients for 177,614 access lines, including 3,795 data lines.

On August 1, 2000, we acquired US Xchange, Inc., a facilities-based competitive local exchange carrier with operations in the midwestern United States. Through our acquisition of US Xchange, Inc., we have accelerated our entry into midwestern markets and created a service area that now extends from Wisconsin to Massachusetts. We have integrated US Xchange's operations and infrastructure with ours and enhanced their product offerings to match those provided in our northeastern markets. While US Xchange primarily offered voice services, we are installing DSL equipment in those collocations and offering clients in the former US Xchange markets a single source for voice and data telecommunications services. US Xchange also resold other carriers' services to gain early entry into a market and offered services to both residential and business clients, but we have reduced the emphasis on resale and residential businesses in the former US Xchange markets and are focusing on providing switch-based services to small and medium-sized businesses.

On February 24, 2000, we acquired EdgeNet, Inc. a corporation based in Buffalo, New York, which is engaged in the business of providing Internet home page design and development.

In November 1999, we purchased all of the outstanding units of Atlantic Connections, L.L.C., a local and long distance provider with operations in the Portsmouth, New Hampshire and Worcester, Massachusetts metropolitan areas.

We currently offer telecommunications services in 26 markets in 11 states and plan to become operational in an additional three markets during 2001. Following the completion of our planned expansion to these 29 markets, we believe our networks will be able to reach approximately 5.4 million business lines, which constitute more than 70% of the estimated business lines in these markets. While our network expansion would allow us to reach this number of business lines, the number of business lines that we actually service will depend on our ability to obtain market share from our competitors.

We have developed a flexible network buildout strategy which allows us to achieve speed to market and cost efficiencies and to leverage rapidly evolving telecommunications technology. In most of our markets, we initially deploy digital switching platforms and lease network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allows us to enter our markets more rapidly and with lower initial costs than if we had to acquire or build fiber capacity. We currently lease network capacity when entering a new market, and intend to continue leasing, but may choose to own fiber capacity when and where traffic volumes and other conditions make this alternative more cost efficient. As part of our merger with US Xchange, we acquired rights to fiber formerly owned by US Xchange in eight midwestern markets under an indefeasible right to use fiber with a term of 20 years. In a separate transaction, we also purchased 20-year indefeasible right to use fibers from Fiber Technologies, LLC for fiber capacity in an additional 13 markets and acquired a minority interest and certain governing rights in Fiber Technologies.

We have designed and are developing integrated operations support systems and other back office systems. We believe these integrated systems give us significant competitive advantages by enhancing our efficiency, allowing us to support rapid and sustained growth and enabling us to provide exceptional client care. We have automated most of our back office systems and are in the process of integrating them into a seamless end-to-end system that will synchronize multiple tasks, including installation, billing and client care. We recently integrated our order management and billing systems in a manner that enables us to transmit client information directly from the order management and service fulfillment systems into the billing system, thereby eliminating redundant keying and reducing the potential for errors. In addition, in order to minimize the time between a client order and service installation, we have also established an on-line and real-time connection, called electronic bonding, of our operations support systems with Verizon and Ameritech. We anticipate establishing similar real-time connections with other established telephone companies.

In each of our markets, we have a locally based sales force that provides high quality, personalized client care. In addition to our direct sales force, we use third party agencies to sell our services. These agencies include telecommunications equipment vendors, consultants, systems integrators and cellular phone retailers.

Business Strategy

We have an aggressive growth strategy to become the provider of choice offering one-stop communications solutions to clients in our markets. Our future success will depend upon our ability to implement this strategy. The key elements of our business strategy are to:

         Capitalize on Early to Market Advantage

Our goal is to continue to be among the first integrated communications providers in an area to actively market and provide a bundled package of integrated services to small and medium-sized businesses. We believe this strategy provides us with a significant advantage over competitors who enter our markets after us.

         Target Underserved Clients

We are targeting small and medium-sized businesses primarily in second and third tier markets in the northeastern and midwestern United States. We believe these markets are currently being underserved by the established telephone companies and other competitive telecommunications providers. We are focusing on markets where there is a high concentration of potential business clients and a demand for the types of services we offer. We believe we can attract and satisfy clients in these areas by offering a simplified, comprehensive package of services and a high level of client care.

         Offer Broad Coverage

Once we enter a market, we provide broad geographic coverage within the market by collocating in multiple locations within these markets to reach both central business districts and outlying areas. While other companies often limit their network buildout to highly concentrated downtown areas, our collocation strategy is to reach 70% to 80% of the business lines within each market. As a result, we are often the only competitor to the established telephone company to offer integrated services to small and medium-sized businesses at many of our collocation sites.

         Offer Bundled Services with a Single Point of Contact

We strive to attract new clients and maximize client retention by offering bundled services with a single point of contact for sales and service and convenient, integrated billing. Our clients may bundle local exchange service, long distance service, high-speed data and Internet service principally utilizing DSL technology, e-mail, Web page design, development and server hosting, voicemail and other enhanced services not generally available from the established telephone companies, or available only at higher prices along with their traditional local and long distance services. In addition, we have developed a billing system which will provide our clients with a single, easy to understand statement covering all of their services.

         Lead Competition in Providing DSL Services

We believe we are and will continue to be one of the first integrated communications providers in each of our markets to provide dedicated, high-speed digital communications services using DSL technology. DSL technology permits broadband transmissions over existing copper telephone lines, allowing us to provide high-speed services economically. High-speed connectivity is becoming increasingly important to small and medium-sized businesses due to the dramatic growth in Internet and electronic business applications. We have installed DSL equipment in most of our collocations and are retrofitting the existing collocations in the former US Xchange markets with DSL equipment. We expect to build out all new collocations with this equipment.

         Maintain Our Flexible Network Buildout Strategy

We have developed a flexible network buildout strategy which allows us to achieve speed to market and cost efficiencies and to leverage rapidly evolving telecommunications technology. In most of our markets we initially deploy digital switching platforms and lease network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone carriers. This allows us to enter our markets more rapidly and with lower initial costs than if we had to acquire fiber capacity. We intend to continue to lease network capacity when entering a new market, but may choose to own fiber capacity when and where traffic volume makes this alternative more cost-efficient.

         Utilize Efficient Automated and Integrated Back Office Systems

Our management team is committed to having efficient operations support systems and other back office systems that can support rapid and sustained growth. To realize this objective, we have a team of engineering and information technology professionals experienced in the telecommunications industry. Our systems team is developing a seamless end-to-end system that will synchronize multiple tasks, including installation, billing and client care. We have already integrated software from ADC Communications, Inc. (formerly Saville Systems Inc.), MetaSolv Software Inc. and DSET Corporation, and are currently working with other third party vendors to integrate their software into our end-to-end system. Unlike the legacy systems currently employed by many established telephone companies and competitive local exchange carriers, which require multiple entries of client information to synchronize multiple tasks, our system will require only a single entry to transfer client information from sales to service to billing. Our customized system will also integrate our back office systems to minimize the time between client order and service installation and to reduce our costs. We have implemented an electronic interface, referred to as electronic bonding, linking our operations support systems directly to Verizon and Ameritech, so that we can switch Verizon and Ameritech clients to our network on an automated basis. We anticipate developing similar bonds with other established telephone companies.

         Increase Our Market Share by Providing Service-Driven Client Relationships and a Local Presence

We seek to attract and retain clients by establishing local sales offices in each of our markets and providing a highly experienced, locally based account management team which will provide face-to-face sales and personalized client care. We are dedicated to building long-term relationships with our clients, which we believe have not typically received a satisfying level of local support from the established telephone companies. Our service guarantee provides that if a client is not satisfied with the quality of our service and we cannot remedy the problem within 30 days, we will incur all of the costs to switch the client back to its previous provider. In addition, we are committed to supporting and further developing the communities in which our clients live and work. Our employees live in these communities and many of them participate in local charities, organizations and chambers of commerce. We believe that this local presence builds strong, positive Choice One name recognition within these communities.

         Accelerate Growth Through Acquisitions

We intend to continue to accelerate our growth into new market regions and expand our presence in our existing target market regions by acquiring telecommunications companies and related businesses and assets. We seek acquisition targets that offer similar services to ours which can be integrated into our existing operations and networks. We also seek acquisition targets which would allow us to offer additional value-added or other related services as well as new technologies that we may seek to implement. Once we have acquired a company, we intend to integrate the company by expanding its offered services to the full range of Choice One services, centralizing administrative, billing and client care functions and reducing redundant overhead. We currently have no definitive agreements relating to any material acquisitions.

         Leverage Management Experience

Our management team has extensive experience and success in the telecommunications industry, especially in our target markets. We believe that our ability to draw upon the collective talent and expertise of our senior management gives us a competitive advantage in the execution of network deployment, sales and marketing, service installation, billing and collection, back office and operations support systems, finance, regulatory affairs and client care.

Our Telecommunications Services

Our service offerings are tailored to meet the specific needs of small and medium-sized businesses in our markets. In all of our markets, we offer both voice and data services, which can be purchased by our clients either as a bundled package or as individual services.

         Bundled Services

Through our InfiniteChoiceSM plans, our clients may bundle local, long distance and high-speed Internet services in a variety of combinations to meet their particular needs. Our InfiniteChoiceSM bundled plans can save our clients up to 20% off the regular price lists disclosed by established telephone companies for the same services. The rates that we use as a baseline for our services are established telephone companies' tariff rates, which do not include special price promotions.

         Individual Services

As an alternative to choosing an InfiniteChoiceSM plan, clients can select one or more individual services. Our clients can choose from the following services:

Local Calling Services. Our local exchange services are offered through our ChoiceXchangeSM service plan. This service includes dialing parity, simplified local rates, local number portability, listing in white and yellow page directories and access to 911 and directory assistance. Also available through the service are enhanced features, such as three-way conference calling, line rollover, call forwarding, call waiting, caller identification and voice mail. Our voice mail service, known as ChoiceMessageSM, includes free call forwarding, remote access, paging notification, personalized greetings and password protection. In certain of our markets we also originate and terminate interexchange calls placed or received by our clients at no additional charge and offer free local calling between our clients.

Long Distance Services. Through our ChoiceOnePlusSM service, we offer a full range of domestic and international long distance services, including "1+" outbound calling, six second incremental billing, inbound toll free service, and complementary services such as calling cards with operator assistance and conference calling. To provide easy to understand billing to our clients, we also offer one rate on any calls within the U.S. We do not offer long distance as a stand-alone service to new clients.

Internet Access and DSL High-speed Data Services. With our ChoiceOneOnLineSM suite of Internet services, we offer a comprehensive solution to our clients' requirements including Internet access, e-mail, domain name hosting and other value-added services. We offer Internet access via DSL technology; dedicated digital transmission links with a capacity equivalent to 24 standard telephone lines, known as T-1 connections; and dial-up. We provide high-speed data communications and Internet access to our targeted small and medium-sized businesses at rates that we believe are very attractive when compared to the cost and performance of other available data service offerings.

     Our Choice NetJetSM service, powered by DSL technology, is highlighted by the following key elements:

o Customizable Bandwidth. We offer our clients speeds ranging from 128kps to 1.544 mbps. Our clients choose the speed and bandwidth capacity that meets their needs.

o Always On. Through Choice NetJetSM, our clients are connected 24 hours a day, 7 days a week.

o Symmetric Connections. Our service allows for data transmission at the same speed in both directions.

o Security. Our server is designed to prevent unauthorized access to our clients' information and enable the safe and secure transmission of sensitive information and applications.

o No Usage Fees. Our clients may use their Choice NetJetSM connection for any period of time without per minute usage charges.

Dedicated T-1 Services. We offer ChoicePathSM dedicated T-1 services as an integrated low cost solution for dedicated access for bundling Internet/data, local and long distance services over a single connection. ChoicePathSM permits digital connections to be purchased in blocks of 24 circuits or on an individual basis.

Virtual Private Network Services. Our Choice One DataLinkSM services combine our DSL and dedicated T-1 access services with our virtual private network equipment to provide clients with high-speed and secure connections to their corporate local area network and the Internet. This flexible and cost-effective solution supports both telecommuters and site-to-site connections.

Web Hosting. We offer a range of shared web hosting products targeted to meet the needs of most small to medium-sized businesses. We provide clients with a reliable web presence they need to meet their Internet-related objectives without the initial capital expense required to purchase and maintain their own equipment. We also provide e-mail hosting solutions and domain name registration and hosting.

Web Design Services. We offer web design solutions that accommodate a range of client needs, from establishing a simple web presence to creating sophisticated web sites. We offer three different web design options that combine the economy of a packaged design product with the flexibility to create a customized look. Our clients can choose the layouts, colors, and content they desire to create a web site suitable to their particular needs. When clients are ready to expand their web presence, we also offer custom web design services for higher-end applications.

         Other Planned Services

Network Based Services. By leveraging our network resources, we plan to provide network based services, such as firewall security, basic routing and network monitoring, for which clients would pay a combined monthly charge. We believe these products will be attractive to small to medium-sized businesses that require high-end network services, but do not want to make the large capital investments required to perform these functions themselves.

Hosted Application Services. We plan to offer a suite of advanced software applications that can be accessed via our high-speed data services. Clients would pay a monthly charge per user, per application, which would eliminate the need for them to purchase and support these applications themselves.

Sales and Client Care

We attract and retain clients by establishing local sales offices in each of our markets and providing a highly experienced, locally based, dedicated account management team which provides face-to-face sales and personalized client care. In each market we have a sales force that uses a consultative selling approach to offer clients a full range of sophisticated and cost-effective telecommunications solutions. We are committed to support and development of the communities in which our clients and our employees live and work.

In each of our markets, we have a sales teams led by a general manager who is responsible for the acquisition and retention of all revenue in that market. Each team includes direct salespersons, service order coordinators, client development representatives and technical consultants. Our direct salespersons target various segments of business clients with the goal of calling on every qualified prospective business client in the territory. Sales teams use a variety of methods to qualify leads and set up initial appointments, including telemarketing and building canvassing. Client development representatives are assigned to each client to manage our relationship with the client on an on-going basis. These representatives are responsible for client service and retention as well as responding to and supporting our client's on-going needs by identifying their evolving requirements and up-selling a broader array of comprehensive telecommunications services. In addition to our direct sales force, we use independent third-party sales agencies who sell our products and services directly to their unique client bases. These agencies include telecommunications equipment vendors, consultants, system integrators and cellular phone retailers.

We target our sales recruitment efforts to experienced sales representatives with significant local market experience and business contacts. Each member of our sales and sales support team is required to participate in a training program designed to enhance knowledge of telecommunications, sales processes and activity management. This program also promotes our quality client care and personalized local service principles and ensures a consistent market message in all our territories. We have designed commission plans and incentive programs to reward and retain our top performers and to encourage strong client relationships.

We focus on providing responsive client care 24 hours a day, seven days a week. Our commitment is demonstrated by our service guarantee, which provides that if a client is not satisfied with the quality of our service and we cannot remedy the problem within 30 days, we will incur all of the costs to switch the client back to its previous provider. Our automatic call distribution system enables us to efficiently manage our client contacts. In addition to basic call distribution features, this system allows for computer telephony integration, allowing access to client information at the time of a call; task queuing, enabling automatic distribution of a phone call, fax or e-mail; and geographic routing, which allows client services representatives to receive incoming contacts from an assigned geographic area.

As of December 31, 2000, we had 572 persons in our sales and sales support staff, not including our independent third-party sales agencies.

Our Markets

We offer telecommunications services in 26 markets, comprising 34 basic trading areas, and have plans to expand into three additional markets during 2001. In selecting our markets, we estimate market demand for our services using data gathered from interexchange carriers, the FCC, local sources, site visits and specific market studies. In addition to market demand, we also consider the established telephone companies' level of service as well as the level of penetration within the market by other integrated communication providers.


We are currently operating in the following markets:

Akron, OH(1)                  Green Bay, WI(2)                Providence, RI
Albany, NY                    Harrisburg, PA(3)               Rochester, NY
Allentown, PA                 Hartford, CT                    Rockford, IL
Buffalo, NY                   Kalamazoo, MI(4)                Scranton, PA
Columbus, OH                  Madison, WI                     South Bend, IN(6)
Dayton, OH                    Manchester, NH                  Springfield, MA
Evansville, IN                Milwaukee, WI                   Syracuse, NY
Fort Wayne, IN                New Haven, CT(5)                Worcester, MA
Grand Rapids, MI              Pittsburgh, PA

(1)   Also includes the basic trading area for Youngstown, OH.
(2)   Also includes the basic trading areas for Appleton, WI and Oshkosh, WI.
(3)   Also includes the basic trading area for Lancaster, PA.
(4)   Also includes the basic trading area for Battlecreek, MI.
(5)   Also includes the basic trading areas for Bridgeport, CT and Stamford, CT.
(6)   Also includes the basic trading area for Elkhart, IN.

We are constructing voice and data switching facilities in the following three markets: Ann Arbor/Lansing, MI; Richmond, VA; and Indianapolis, IN. We expect these markets to be operational during 2001.


As of December 31, 2000, we had applications accepted to collocate our network equipment in 467 established telephone company central offices, had completed 410 of these collocations and had 57 additional collocations in progress in our operational and under construction markets. Most of these collocations also include equipment to provide DSL services.

The table below provides selected key operational data as of the years ended December 31:

                                                   2000             1999
                                                   ----             ----
 Markets Served                                    26               9

 Number of switches-voice                          24               8

 Number of switches-data                           45               10

 Total Central Office Collocations                 410              141

 Estimated Addressable Market (Business Lines)     4.1 million      1.5 million

 Lines in service-total                            177,614          20,096

 Lines in service-voice                            173,819          19,890

 Lines in service-data                             3,795            206

 Total Employees                                   1,420            390

 Sales Employees                                   572              156

Network Infrastructure

We have developed a flexible network buildout strategy to allow us to enter markets quickly, to achieve cost efficiencies and attractive rates of return on capital by adding incremental network capacity as needed, and to integrate and benefit from new telecommunications technologies.

We have a Lucent Series 5ESS(R) digital switch in each of our operational markets, other than Worcester, MA and New Haven, CT. We are serving the Worcester market by connecting our equipment in the Worcester market to our Springfield, MA switch. A similar network configuration is utilized between the Hartford and New Haven, CT markets. We are also installing a packet based switch network in each market in order to establish a widespread coverage area for the offering of high bandwidth digital connections utilizing DSL technology. As of December 31, 2000, we had 24 Lucent 5-ESS(R) switches in service and 45 data switches in service. Our switches are connected to established telephone companies' networks and long distance and Internet service provider points-of-presence.

We are pursuing a collocation strategy under which we are installing voice concentrators, referred to as integrated digital loop carriers, and related equipment in numerous established telephone company central offices in each of our markets. Additionally, we are installing data concentrators, referred to as digital subscriber line access modules, in the same central offices so that we can provide high-speed DSL data access using the existing established telephone company network. Our goal is to install our network equipment, including both voice and data components, in sufficient established telephone company central offices to address 70% to 80% of the business lines in each market. Because US Xchange did not offer DSL service prior to its acquisition by us, we are currently retrofitting the former US Xchange voice collocations with data concentrators. Work is progressing on the completion of these data installations and we anticipate that the remaining sites will be completed by the end of 2001. We lease unbundled loops from the established telephone company or T-1 facilities from the established telephone company or competitive network provider to connect our equipment in the telephone company central office to the client locations.

When entering into a market, we lease local network facilities from the established telephone company and/or one or more competitive network providers to connect our switch to established telephone company central offices. Initially leasing these facilities allows us to begin operations more quickly and at a lower upfront cost than if we had to acquire or build them, but we may choose to own local fiber network capacity when and where traffic volume and other conditions make this alternative more cost effective. We received a 20-year indefeasible right to use fiber for operational intra-city fiber in eight markets as part of our acquisition of US Xchange and are replacing leased capacity with our own network in numerous other markets. Additionally as part of the acquisition, we acquired a 20-year indefeasible right to use fiber for a 1,691 mile inter-city fiber network between nine markets in Wisconsin, Illinois, Indiana and Michigan. We expect this inter-city fiber network to be operational during the first half of 2001.

We have also entered into an agreement with Fiber Technologies, LLC. ("Fiber Technologies"), to become the anchor tenant on its local fiber loops in certain markets. We acquired 20-year indefeasible right to use fiber capacity in 13 markets, with additional markets to be determined. Fiber Technologies commenced construction in three of our markets during the third quarter of 2000. Our contract with Fiber Technologies calls for preferred pricing for the first five years of the agreement. We expect that benefits of these indefeasible right to use fibers will include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying on the incumbent local exchange carriers for provisioning) and reduced per unit costs with additional product offerings. In addition to this arrangement, we have acquired a minority interest in Fiber Technologies, have the right to appoint one representative to the board of directors, and will have a vote in determining the new markets in which Fiber Technologies will develop and build fiber.

We operate a network  operations  control  center,  or NOCC,  facility  in Grand
Rapids,   Michigan,  which  provides  monitoring  of  the  switching  and  fiber facilities across our entire network 24 hours per day, seven days per week.

We have had ongoing market tests of voice over DSL with clients since late 1999. This technology allows us to provide both voice and high-speed data communications over one established telephone company line, thereby reducing our network costs. Our network architecture, comprised of both DSL or voice and data switching technologies, enables us to integrate this traffic over DSL from the client location to our access equipment, and then to our regional switching center. At the regional center, this traffic is split into its voice and data components. Data traffic is switched via a data switch to its appropriate destination. The voice components are switched through the Lucent 5ESS(R) switch, which is interconnected to the public switched telephone network.

Rapid and significant changes in technology are expected in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. For example, we are currently evaluating new switching devices, from leading equipment manufacturers that are significantly smaller and less expensive than the switches that we have deployed to date. We believe that this network design positions us to rapidly implement our future voice-switching infrastructure. Using various combinations of voice and data switching, our network uses a distributed design that creates network efficiencies, closely correlates capital costs with traffic volumes, and distributes access/routing elements closer to our clients. Many switch and product elements are centralized to serve multiple markets. This design encourages capital efficiencies while enabling enhanced feature and service functionality.

Information Systems

We are implementing an integration strategy for our operations support systems and other back office systems that we believe will provide significant competitive advantages in terms of efficiency, capacity to process large order volumes and the ability to deliver exceptional client care. We are developing a seamless end-to-end system that will synchronize multiple activities. This system will allow information to be entered once and at the appropriate time within our sales, client care, trouble management and billing process. Information will then be shared between the various components of our systems.

We believe that our single entry system will be superior to systems requiring multiple entries of client information. Duplicate information entered into multiple systems can result in billing problems, service interruptions, and delays in installation. Our single entry process is less labor intensive and will reduce the margin for error. In addition, the sales to billing interval will be significantly shortened. We expect that our customized, integrated system will also enable us to support rapid and sustained growth.

The individual components of our system are as follows:

       Order Entry, Process Flow, Network Inventory, Billing and Administration

We have entered into an agreement with MetaSolv Software Inc. to license its Telecom Business Solution, or TBS, software to manage our back office operations support system. MetaSolv's software manages our order entry, service installation, network element inventory, gateway interconnects and workflow business functions and will allow our sales team to monitor the status of the order from initiation through service implementation.

We have entered into an agreement with ADC Communications to utilize its Convergent Billing Platform AS/400 software which enables us to combine and bill current and future service offerings and present the information on a single bill for our clients. This system supports client care functions, including billing inquiries and collection processes. Call detail records, such as the billing records generated by our voice or data switches will be automatically processed by the billing services provider in order to calculate and produce bills in a variety of formats.

Our MetaSolv system has been integrated with our ADC Communications billing and administration system to ensure data integrity and eliminate redundant data entry. This integrated software solution allows us to efficiently bill for multiple products on a single statement and provides a central point of contact for handling orders and activities.

         Electronic Bonding

Through software that we have licensed from DSET Corporation and have integrated with our MetaSolv software, we have established electronic bonding with Verizon and Ameritech. We have implemented an electronic interface linking our operations support systems directly to the established telephone company system so that we can process orders on an automated basis for our clients which are switching service from an established telephone company. Additionally, we can confirm receipt and installation of service on-line and in real-time. We anticipate forming similar connections with other established telephone companies, although some established telephone companies are just beginning to develop automated interfaces. We intend to continue to take a lead role with selected established telephone companies to create standards for automation of these interfaces.

         Trouble Ticketing

We have created a system that logs information related to and monitors the resolution of network problems. This system acts as a central repository for logging client trouble calls, assigning responsibility for addressing the problem to the appropriate party, and tracking the status of the response to the calls, including automatically escalating the response process, as appropriate.

         Sales Force Automation and Contact Management

Our sales force utilizes software referred to as contact automated sales helper. This software assists us in the management of potential customer contacts, the distribution of lists of potential clients, the preparation of client forecast materials, the management of the sales process with particular client prospects and the preparation of proposals, correspondence and order forms.

Service Introduction

Prior to offering services in a market, we must secure certification from state regulatory commissions. Typically, we must file tariffs, or price lists, for the services that we will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same. State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good client service. New entrants are also required to show that they have the requisite technical and managerial ability required to establish and operate a telecommunications network. Our operating subsidiaries have already received certificates of authority to provide local exchange and interexchange telecommunications services in each of the states in which we currently operate and Virginia. In addition, we have received authority under Section 214 of the Communications Act of 1934 to provide international switched services.

Before providing local service, we must also negotiate and execute an interconnection agreement with the established telephone company. While such agreements can be voluminous and may take months to negotiate, most of the key interconnection issues have now been thoroughly addressed and regulatory commissions in most states have ruled on arbitrations between the established telephone companies and new entrants. New entrants may adopt an interconnection agreement already entered into by the established telephone company and another carrier. We will selectively adopt such an approach so that we can enter markets quickly. At the same time, we will preserve our right to replace the adopted agreement with a customized interconnection agreement that can be negotiated once service has already been established. We have adopted interconnection agreements with the established telephone companies in each of the states in which we currently operate and Virginia. Some established telephone companies, such as Verizon, have sought to limit the rights of competitive telecommunications providers to adopt existing interconnection agreements. We cannot predict whether we will be able to adopt such interconnection agreements in the future.

While interconnection agreements include key terms and prices for interconnection circuits, a significant joint implementation effort must be made with the established telephone company in order to establish operationally efficient and reliable traffic interchange arrangements. Interchange arrangements must include those between the new entrant's network and the facilities of other service providers as well as public service agencies. Examples of traffic interchange and interconnection arrangements utilizing the established telephone companies network include connectivity to its out-of-band signaling facilities, interconnectivity to the established telephone company's operator services and directory assistance personnel, and access through the established telephone company to the networks of wireless companies and interexchange carriers.

Regulation

      The following summary of regulatory developments and legislation describes the primary present and proposed federal, state, and local regulations and legislation that is related to the telecommunications and Internet service industries that would have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the telecommunications and Internet service industries or upon us.

         Overview

Our telecommunications services are subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install and operate networks.

         Federal Regulation

We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934. Recent legislation amending the Communications Act provides for comprehensive reform of the nation's telecommunications laws and is designed to enhance competition in the local telecommunications marketplace by requiring established telephone companies to provide us with access and interconnection to their facilities and open their local markets to competition.

One of our current market advantages is our ability to offer both local and long distance service, while the largest established telephone companies can only offer local service in their region. Under the Telecommunications Act, regional Bell operating companies have the opportunity to provide long distance services in the same region in which they offer local service if they comply with market-opening conditions. Established telephone companies are no longer prohibited from providing specified cable TV services. In addition, the Telecommunications Act eliminates particular restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

Before a regional Bell operating company can provide in-region long distance services, it must obtain FCC approval upon showing that it has entered into interconnection agreements with competitive local exchange carriers in the states where it seeks authority, that the interconnection agreements satisfy a 14-point "checklist" of competitive requirements and that such entry is in the public interest. To date, Verizon has been granted such authority in New York, and Southwestern Bell has been granted such authority in Texas, Kansas and Oklahoma. Several additional requests for such authority either have or soon will be filed. The provision of in-region long distance services by the regional Bell operating companies could permit them to offer "one-stop shopping" of bundled local and long distance services, thereby eliminating our current marketing advantage.


      FCC Rules Implementing the Local Competition Provisions of the Telecommunications Act


Over the last four years, the FCC has established a framework of national rules enabling local competition. Some of those rules have important bearing on our business, particularly:

Interconnection. Established telephone companies are required to provide interconnection for telephone exchange or exchange access service, or both, to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that provided by the company to itself or subsidiaries, affiliates or any other party to which it provides interconnection, and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory.

We have obtained or will obtain agreements with some established telephone companies. These agreements must be renegotiated periodically. Renewal terms may be less favorable and could affect our overall costs.

Access to Unbundled Elements. Established telephone companies are required to lease portions of their networks to requesting telecommunications carriers by providing them with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. This is important, because it minimizes our need to make major investments in building our network. At a minimum, established telephone companies must provide competitors with access to various network elements used to originate and terminate telephone calls, call routing database facilities, and computerized operations support systems.

For example, the FCC recently adopted additional rules that direct established telephone companies to share their local telephone lines so that competitors could make use of the high frequency portion of the line. This will enable competitive carriers like us to use DSL technology to provide high-speed data services over the same telephone lines simultaneously used by established telephone companies to provide basic telephone service, a technique referred to as "line sharing." The short term effect of this order is difficult to predict, as the FCC left it to the states to determine how this should be done, and what rates the incumbent local exchange carriers may charge. This process could take some time, even without considering any appeals of this order that may be filed. In the long term, however, this rule could have the effect of sharply reducing our costs of providing DSL service.

Collocation. Established telephone companies are required to provide space in their switching offices so that requesting telecommunications carriers can physically "collocate" equipment necessary for interconnection or access to unbundled network elements at the company's premises, except that the established telephone company may provide off-site "virtual" collocation, if it demonstrates to the state regulatory commission that physical collocation is not practical for technical reasons, or because of space limitations.

         Other Regulations

In general, the FCC has a policy of encouraging new competitors, such as us, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation of dominant carriers, the established telephone companies, and nondominant carriers, integrated communications providers and competitive local exchange carriers.

Tariffs. As a nondominant carrier, we may install and operate facilities for the transmission of domestic interstate communications without the time and expense of obtaining prior FCC authorization. Our primary regulation obligations are to file schedules of rates and terms of service, called tariffs, and making periodic reports. A filed tariff benefits us because it relieves us from negotiating contracts with each customer.

In October 1996, the FCC adopted its de-tariffing order, which eliminated the requirement that nondominant interstate carriers like us maintain tariffs on file with the FCC for domestic interstate services, and provided that, after a nine-month transition period, relationships between interstate carriers and their clients would be set by contract, not tariff. Although the effectiveness of these rules was stayed for more than three years, they were ultimately upheld. The de-tariffing order is now scheduled to become effective in early 2001, after which time nondominant interstate services providers will no longer be able to rely on the simple filing of tariffs with the FCC as a means of providing notice to clients of prices, terms and conditions under which they offer their interstate services. If we cancel our FCC tariffs as a result of the de-tariffing order, we will need to implement replacement contracts with each customer, which could result in substantial administrative and selling expenses.

International Services. Nondominant carriers such as us also are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communications services. We have obtained such authority. The FCC has adopted rules for a multi-year transition to lower international settlement payments by U.S. common carriers. We believe that these rules are likely to lead to lower rates for some international services and increased demand for these services, including capacity on the U.S. facilities, like ours, that provide these services.

Established Telephone Company Pricing Regulation Reform. The FCC has adopted a number of proposals to significantly reduce its regulation of established telephone company pricing which would greatly enhance the ability of established telephone companies to compete against us, particularly by targeting price cuts to particular clients, which could have a material adverse effect on our ability to compete based on price. Review of these FCC decisions is currently pending before the District of Columbia Circuit.

Access Charges. The FCC has also made various reforms to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat rate, monthly per line charges on end-user clients rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers like us may decrease.

At the same time, the FCC, noting the proliferation of fixed monthly charges on the bills of long distance customers, has recently initiated a public inquiry on the impact of these charges on consumers.

Moreover, major long distance carriers are attempting to undermine our ability to set access charges as we choose. In October 1998, AT&T initiated a proceeding in which it sought a declaration from the FCC that AT&T may avoid competitive local exchange carrier access charges by declining to direct calls to the clients of those competitive local exchange carriers. In addition, AT&T and Sprint have sent letters to virtually every competitive local exchange carrier stating that competitive local exchange carriers access charges for in-bound long distance calls are unreasonable, and demanding a reduction in rates to a "competitive" level. If competitive local exchange carriers are unwilling to comply, AT&T and Sprint threaten to no longer deliver those calls. The FCC has instituted a proceeding to investigate the issues surrounding competitive local exchange carriers' access charges, including whether regulation of competitive local exchange carriers' rates is warranted. If long distance providers may in fact refuse to purchase competitive telecommunications providers' switched assess services, or if such services are ultimately regulated, competitive telecommunications providers like us may be adversely affected.

Universal Service Reform. Universal telephone service is a long-standing policy initiative designed to assure that as many people as possible have access to quality telephone service at affordable rates, particularly in rural and high-cost areas, as well as providing advanced telecommunications services for schools, health care providers and libraries. All telecommunications carriers providing interstate telecommunications services, including us, must contribute to the universal service support fund.

In October 1999, the FCC issued an order changing the way that universal service contributions are calculated to eliminate revenues from intrastate services from the calculation. In November 1999, the FCC issued an order revising its rules for calculating the size of the universal service fund, which shifts more of the costs of universal service to the federal program. The changes resulting from these orders are likely to increase the overall burden of the federal universal service program on carriers providing interstate services, such as long distance. Various states also are in the process of implementing their own universal service programs, which also may increase our overall costs.

Slamming. The FCC has adopted rules to govern the process by which end users choose their carriers. Under their rules, a user may change service providers at any time, but specific client authentication procedures must be followed. When they are not, particularly if the change is unauthorized or fraudulent, the change in service providers is referred to as "slamming." Slamming is such a significant problem that it was addressed in detail in the Telecommunications Act and by the FCC in recent orders. The FCC has levied significant fines for slamming. The risk of financial damage and harm to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules, which originally covered only long distance, to local service.

State Regulation. We believe that most, if not all, states in which we propose to operate will require a registration, certification or other authorization to offer intrastate services. Many of the states in which we operate or intend to operate are in the process of addressing issues relating to the regulation of competitive local exchange carriers. We will also be subject to tariff filing requirements. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

We have received, through our operating subsidiaries, certificates of authority to provide local exchange and interexchange telecommunications services in Connecticut, Illinois, Indiana, Massachusetts, Michigan, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Virginia, and Wisconsin. Applications for such authority are pending in Maine and Vermont.

In addition to tariff filing requirements, some states also impose reporting, client service and quality requirements, as well as unbundling and universal service requirements. In addition, we will be subject to the outcome of generic proceedings held by state utility commissions to determine new state regulatory policies. Some states, including some of our target states, have adopted or have pending proceedings to adopt specific universal service funding obligations. These state proceedings may result in obligations that are equal to or more burdensome than the federal universal service obligations.

We believe that, as the degree of intrastate competition increases, the states will offer the established telephone companies increasing pricing flexibility. This flexibility may present the established telephone companies with an opportunity to subsidize services that compete with our services with revenue generated from non-competitive services, thereby allowing established telephone companies to offer competitive services at lower prices. This could have a material adverse effect on our revenue.

We are also subject to requirements in some states to obtain prior approval for, or notify the state commission of, specified events such as transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

Local Authorizations. When constructing a network, such as fiber optic cables, we generally must obtain municipal franchises and other permits. These rights are typically the subject of non-exclusive agreements of finite duration and provide for the payment of fees or the provision of services to the municipality. In addition, we must secure rights-of-way, pole attachments and other access rights, which are typically provided under non-exclusive multi-year agreements that generally contain renewal options. In some municipalities we will be required to pay license or franchise fees based on a percentage of gross revenue or on a per linear foot basis, as well as post-performance bonds or letters of credit.

Internet. Our Internet operations are not currently subject to direct regulation by the FCC or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future Internet service provider regulatory status continues to be uncertain. In an April 1998 report, the FCC concluded that while some Internet service providers should not be treated as telecommunications carriers, some services offered over the Internet, such as phone-to-phone telephony, may be functionally indistinguishable from traditional telecommunications service offerings, and that their non-regulated status may have to be re-examined. Moreover, although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. The imposition of access charges would affect our costs of serving dial-up clients and could have a material adverse effect on our business, financial condition and results of operations. In addition, Congress and other federal entities have adopted or are considering other legislative and regulatory proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth or reduce potential revenue, particularly if other governments follow suit, which may increase the cost of doing business over the Internet.

We believe that, under the Telecommunications Act, competitive local exchange carriers are entitled to receive compensation from established telephone companies for delivering traffic bound for Internet service provider clients of the competitive local exchange carriers, despite the objections of established telephone companies. While most states have required established telephone companies to pay this compensation to competitive local exchange carriers, the FCC is expected to issue a decision phasing out reciprocal compensation payments over the next few years. If such a decision is made, there is a risk that state public utility commissions that have previously considered this issue and ordered the payment of reciprocal compensation by the established telephone companies to the competitive local exchange carriers may be asked by the established telephone companies to revisit their determinations, or may revisit their determinations on their own motion.

Competition

      We operate in a highly competitive environment and currently do not have a significant market share in any of our markets. Most of our actual and potential competitors have substantially greater financial, technical, marketing and other resources, including brand name recognition, than we do. Also, the continuing trend toward business alliances in the telecommunications industry, and the increasingly reduced regulatory and technological barriers to entry in the data and Internet services markets, could give rise to significant new competition. We believe that the principal competitive factors affecting our business will be pricing, client service, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively will depend upon our ability to provide high quality market-driven services at prices generally equal to or below those charged by our competitors. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others.

         Established Telephone Companies

In each of our target markets, we will compete principally with the established telephone company serving that area, such as Verizon, Frontier Telephone of Rochester, Southern New England Telephone, SBC/Ameritech and GTE. Established telephone companies are the established providers of dedicated and local telephone services to the majority of telephone subscribers within their respective service areas. In addition, established telephone companies generally have long-standing relationships with their clients and with federal and state regulatory authorities and have financial, technical and marketing resources substantially greater than we do, and the potential to subsidize competitive services from a variety of businesses.

While recent regulatory initiatives provide increased competitive opportunities to voice, data, and Internet-service providers such as us, they also provide the established telephone companies with increased pricing flexibility for their private line, special access, and switched access services. With respect to competitive access services, the fees to connect to an established telephone companies' facilities, the FCC recently decided to increase established telephone company pricing flexibility and deregulation for such services, either automatically or after specified criteria are met. If the established telephone companies are allowed additional flexibility to offer discounts to large clients, engage in aggressive volume and term discount pricing practices, and/or charge competitors with excessive fees for interconnection to their local networks, the potential income of integrated communications providers and competitive local exchange carriers, could be adversely affected.

         Services Which Compete With Our DSL Services

The established telephone companies represent the dominant competition for DSL services in all our markets. These companies have an established brand name, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone wires and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving clients.

Cable modem service providers are deploying high-speed Internet services over cable networks. Where deployed, these networks provide similar and in some cases higher speed Internet access than we provide. We believe the cable modem service providers face a number of challenges that providers of DSL service do not face. For example, different regions within a metropolitan area may be served by different cable modem service providers, making it more difficult to offer the blanket coverage required by potential business clients. Also, much of the current cable infrastructure in the U.S. must be upgraded to support cable modems, a process which we believe is significantly more expensive and time-consuming than the deployment of DSL-based networks.

Many competitive telecommunications companies have deployed large-scale Internet access networks, and have high brand recognition. Internet service providers also provide Internet access to residential and business clients, generally at lower speeds than we offer.

         Competitive Telecommunications Providers

We also face competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T and MCI WorldCom, and from resellers of local exchange services and competitive access providers. We also face competition from other competitive local exchange carriers with overlap in our targeted markets, such as Adelphia Business Solutions, Inc. and Time Warner Telecom. Even the established telephone companies, particularly the regional Bell operating companies, have established independent competitive local exchange carrier subsidiaries to compete with each other. Some of these competitors have significantly greater financial resources than we do. For example, AT&T, MCI WorldCom, and Sprint, which historically were only long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the other providers' services. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, the merger of WorldCom, Inc. with MCI, Global Crossing's purchase of Frontier Corp., SBC's merger with Ameritech, Qwest's merger with US WEST, and AT&T's acquisition of Teleport Communications Group, Inc. and Telecommunications Inc. are examples of these competitive alliances. Such combined entities may provide a "bundled package" of telecommunications products, such as local, long distance, and Internet telephony, that directly competes with the products we offer. These types of consolidations and strategic alliances could put us at a competitive disadvantage.

         Fixed Wireless Companies

We also face competition from companies using radio and microwave spectrum instead of physical wiring, known as fixed wireless services. These companies utilize various wireless communications systems, and unlicensed wireless radio services. The FCC has issued, or is in the process of issuing, licenses for these services to provide broadband integrated telecommunications services on a point-to-point and/or point-to-multi-point basis. Some of these service providers, such as WinStar, Advanced Radio Telecom and Teligent, are operating their wide-area networks in many top-50 urban areas. These service providers offer integrated voice and data services to small and medium-sized businesses. Several equipment manufacturers have developed still other low data-rate transmission devices, such as infrared, that may provide non-regulated competition to us.

The FCC has authorized mobile cellular personal communications services and other commercial mobile radio services providers to offer wireless services to fixed locations. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. This authority to provide fixed as well as mobile services will enable these commercial providers to offer "wireless" local loop service and other services to high density fixed locations, such as office and apartment buildings, in direct competition with us and other providers of traditional telephone service.

         Other Competitors

Other companies that currently offer, or are capable of offering, local switched services include: cable television companies, electric utilities, microwave carriers, and large business clients who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with established telephone companies, could offer single source local and long distance services like those that we offer. We also expect to increasingly face competition from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees.

In addition, at least two Bell operating companies have begun offering single source local and long distance services in limited areas and others may follow. Currently, Verizon is providing long distance service in New York State and Southwestern Bell is offering long distance service in the state of Texas and is authorized to offer long distance service in the states of Kansas and Oklahoma. In general, regional Bell operating companies cannot provide long-distance service that originates, or in some cases terminates, in one of its in-region states until the regional Bell operating company has satisfied statutory conditions in that state, and has received the approval of the FCC. Once the regional Bell operating companies are allowed to offer in-region long distance services, they will undoubtedly offer single-source local and long distance service, which will give rise to increased competition to us. In the spring of 1998, four of the regional Bell operating companies petitioned the FCC to be relieved of some particular regulatory requirements in connection with their provision of high-speed data services, including obligations to unbundle high-speed data loops and to resell such services. In October 1998, the FCC ruled that high-speed services are telecommunications services subject to the unbundling and resale obligations of the Telecommunications Act. However, the FCC has initiated a proceeding to determine whether regional Bell operating companies can create separate affiliates for their high-speed data services that would be free from these obligations.

Intellectual Property

We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Currently we have 15 servicemark applications or registrations. Despite our precautions, we may not be able to prevent misappropriation or infringement of our products, services and technology.

Our logo and some titles and logos of our services mentioned in this prospectus are either our service marks or service marks that have been licensed to us. Each trademark, trade name or service mark of any other company appearing in this prospectus belongs to its holder.

Employees

As of December 31, 2000, we had 1,420 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements nor have we experienced any work stoppage due to labor disputes. We believe that we enjoy good relationships with our employees.

                                  RISK FACTORS
Risks Related to Our Business

WE ANTICIPATE HAVING FUTURE NEGATIVE EBITDA AND OPERATING LOSSES AS WE CONTINUE TO EXPAND OUR BUSINESS AND ENTER INTO NEW MARKETS

The expansion and development of our business and the deployment of our networks, services and systems will require significant capital expenditures, a substantial portion of which will need to be incurred before the realization of sufficient revenue. We expect that our adjusted EBITDA will be negative while we emphasize development, construction and expansion of our telecommunications services business and until we establish a sufficient revenue-generating client base. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-cash deferred compensation, non-cash management allocation charges, accretion on preferred stock and accrued PIK (paid in kind) dividends on preferred stock. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. For the year ended December 31, 2000, after giving pro forma effect to the acquisitions of US Xchange and Atlantic Connections and the incurrence of debt in connection therewith, we would have had operating losses of $262.1 million, net losses applicable to common stock of $317.2 million and negative adjusted EBITDA of $91.1 million. We expect that each of our markets will generally produce negative adjusted EBITDA for at least 18 to 30 months after operations commence in such market, and we expect to experience increasing operating losses, net losses and negative adjusted EBITDA as we expand our operations. We can make no assurances that we will achieve or sustain profitability or generate sufficient adjusted EBITDA to meet our working capital and debt service requirements, which could have a material adverse effect on our business, financial condition and results of operations.

TO EXPAND AND DEVELOP OUR BUSINESS WE WILL NEED A SIGNIFICANT AMOUNT OF CASH, WHICH WE MAY BE UNABLE TO OBTAIN

The expansion and development of our business and the deployment of our networks, services and systems will require significant capital expenditures, working capital and debt service, and the ability to sustain substantial cash flow deficits.

The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in our industry. Our revenue and costs may also be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

We also expect that we may require additional financing or require financing sooner than anticipated if our development plans change or prove to be inaccurate. We may also require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. We can make no assurances that we will be successful in raising sufficient additional capital on favorable terms or at all or that the terms of any indebtedness we may incur will not impair our ability to expand and develop our business. Failure to raise sufficient funds may require us to modify, delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND COULD PREVENT US FROM FULFILLING OBLIGATIONS

We are highly leveraged and have significant debt service and related obligations. As of December 31, 2000, our aggregate outstanding indebtedness and obligations was $447.0 million, our stockholders' equity was $259.5 million and our redeemable preferred stock was $162.5 million. We have the ability to incur up to an aggregate of $350.0 million under our senior credit facility and may incur additional indebtedness subject to certain limitations in our credit facility. The amount outstanding under our senior credit facility at December 31, 2000 was $267.0 million. We also had $180.0 million outstanding under our subordinated debt facility. If new indebtedness is added to our current levels, the related risks that we face could intensify.

Our substantial leverage could have important consequences to us. For example, it could:

o make it more difficult for us to obtain additional financing for working capital, capital expenditures, or acquisitions;

o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes, including investments in service development, capital spending and acquisitions;

o place us at a competitive disadvantage to our competitors that are not as highly leveraged as we are;

o    impair our ability to adjust to changing market conditions; and

o make us more vulnerable in the event of a downturn in general economic conditions or in our business or of changing market conditions and regulations.

SERVICING OUR INDEBTEDNESS WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

We can make no assurances that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with the various covenants in our debt obligations, we would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other debt related agreements. Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic projects.

Our adjusted EBITDA is currently insufficient to pay our fixed charges. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations". The successful implementation of our business strategy, including deployment of our networks and obtaining and retaining a significant number of clients, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service obligations and working capital requirements. We can make no assurances that we will successfully implement our business strategy, that the anticipated results of our strategy will be realized, or that we will be able to generate sufficient cash flow from operating activities to meet our debt service obligations and working capital requirements. See "Business--Business Strategy". If our cash flow and capital resources are insufficient to fund our debt service obligations and working capital requirements, we could be forced to reduce or delay capital expenditures (including switch and network expenditures), sell assets, seek to obtain additional equity capital, or refinance or restructure our debt. A disposition of assets in order to make up for any shortfall in the payments due on our indebtedness could take place under circumstances that might not be favorable to realizing the highest price for such assets.

WE EXPECT TO GROW OUR BUSINESS AND CANNOT GUARANTEE THAT WE WILL BE ABLE TO EFFECTIVELY MANAGE OUR FUTURE GROWTH

The successful implementation of our business plan will result in rapid expansion of our operations and the provision of bundled telecommunications services on a widespread basis, which could place a significant strain on our management, operations, financial and other resources and increase demands on our systems and controls. Failure to manage our future growth effectively could adversely affect the expansion of our client base and service offerings. We can make no assurances that we will be able to successfully implement and maintain efficient operations and financial systems, procedures and controls or successfully obtain, integrate and utilize the employees and management, operations, financial and other resources necessary to manage a developing and expanding business in our evolving, highly regulated and increasingly competitive industry. Any failure to expand in these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition and results of operations.

If we were unable to hire sufficient qualified personnel or develop, acquire and integrate successfully our operations and financial systems, procedures and controls, our clients could experience delays in connection of service and/or lower levels of client service, our resources may be strained and we may be subjected to additional expenses. Our failure to meet client demands and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO DEVELOP OR INTEGRATE OUR INFORMATION AND PROCESSING SYSTEMS OR PROPERLY MAINTAIN AND UPGRADE THEM, WE MAY NOT BE ABLE TO EFFECTIVELY BILL OUR CLIENTS OR PROVIDE ADEQUATE CLIENT SERVICE

Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill clients, provision client orders and achieve operating efficiencies. Our plans for the development and implementation of these systems rely, for the most part, on choosing products and services offered by third party vendors and integrating such products and services in-house to produce efficient operational solutions. We can make no assurances that these systems will be successfully implemented on a timely basis, that they will be implemented at all or that, once implemented, they will perform as expected. Risks to our business associated with our systems include:

o failure by our vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

o failure by us to adequately identify all of our information and processing needs;

o    failure of our related processing or information systems; and

o    failure by us to effectively integrate new products or services.

Furthermore, as our suppliers revise and upgrade their hardware, software and equipment technology, we could encounter difficulties in integrating the new technology into our business or the new systems may not be appropriate for our business. In addition, our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements may be cancelled by the vendor and the cancellation or nonrenewal of these agreements may have an adverse effect on us.

WE MAY NEED TO RELY ON THE ESTABLISHED LOCAL TELEPHONE COMPANIES TO IMPLEMENT SUCCESSFULLY OUR SWITCHED AND ENHANCED SERVICES WHOSE FAILURE TO COOPERATE WITH US COULD AFFECT THE SERVICES WE OFFER

We are a recent entrant into the newly created competitive local telecommunications services industry. The local exchange services market in most states was only recently opened to competition. There are numerous operating complexities associated with providing these services. We are required to develop new products, services and systems and need to develop new marketing initiatives to sell these services. We can make no assurances that we will be able to continue to develop such products and services.

We are deploying high capacity voice and data switches in the cities in which we will operate networks. We initially rely on the networks of established telephone companies or those of new market entrants, known as competitive local exchange carriers, for some aspects of transmission. Federal law requires most of the established telephone companies to lease or "unbundle" elements of their networks and permit us to purchase the call origination and call termination services we need, thereby decreasing our operating expenses. We can make no assurances that such unbundling will continue to occur in a timely manner or that the prices for such elements will be favorable to us. In addition, our ability to implement successfully our switched and enhanced services will require the negotiation of interconnection and collocation agreements with established telephone companies and competitive local exchange carriers, which can take considerable time, effort and expense and are subject to federal, state and local regulation.

Many new carriers have experienced difficulties in working with the established telephone companies with respect to ordering, interconnecting, leasing premises, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services from the established telephone companies. We can make no assurances that these established telephone companies will continue to cooperate with us once they are permitted to offer long distance service. If we are unable to obtain the cooperation of an established telephone company in a region, whether or not such company has been authorized to offer long distance service, our ability to offer local services in such region on a timely and cost-effective basis would be adversely affected. In addition, both proposed and recently completed mergers involving regional Bell operating companies and other competitors could facilitate such a combined entity's ability to provide many of the services offered by us, thereby making it more difficult to compete against them.

Our data and voice services may not be profitable due to, among other factors, lack of client demand, inability to secure access to established telephone company facilities on acceptable terms, and competition and pricing pressure from the established telephone companies and competitive local exchange carriers. We can make no assurances that we will be able to successfully implement our switched and enhanced services strategy. Implementation of our data and voice services is also dependent upon equipment manufacturers' ability to meet our equipment deployment schedule. We can make no assurances that switches will be deployed on the schedule contemplated by us or that, if deployed, such switches will be utilized to the degree contemplated by us. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON PORTIONS OF THE ESTABLISHED TELEPHONE COMPANIES' NETWORKS FOR DSL TECHNOLOGY, AND THIS TECHNOLOGY MAY NOT OPERATE AS EXPECTED ON ESTABLISHED TELEPHONE COMPANY NETWORKS AND MAY INTERFERE WITH OR BE AFFECTED BY OTHER TRANSPORT TECHNOLOGIES

We depend significantly on the quality and maintenance of the copper telephone lines we lease from the established telephone companies which are providing services in our markets to provide DSL services. We can make no assurances that we will be able to lease the copper telephone lines and the services we require from these established telephone companies on a timely basis or at quality levels, prices, terms and conditions satisfactory to us or that such established telephone companies will maintain the lines in a satisfactory manner.

All transport technologies using copper telephone lines have the potential to interfere with, or to be interfered with by, other traffic on adjacent copper telephone lines. This interference could degrade the performance of our services or make us unable to provide service on selected lines. In addition, established telephone companies may claim that the potential for interference by DSL technology permits them to restrict or delay our deployment of DSL services. The telecommunications industry and regulatory agencies are still developing procedures to resolve interference issues between competitive carriers and established telephone companies, and these procedures may not be effective. We may be unable to successfully negotiate interference resolution procedures with established telephone companies. Interference, or claims of interference, if widespread, would adversely affect our speed of deployment, reputation, brand image, service quality and client retention and satisfaction and may have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO OBTAIN ACCESS TO TRANSMISSION LINES, IT MAY AFFECT OUR ABILITY TO DEVELOP OUR NETWORKS

Under our network buildout strategy, we will initially seek to lease from established telephone companies and competitive local exchange carriers local transmission lines connecting our switch to particular telephone company central offices. In the future, we may seek to replace this leased capacity with our own fiber optic lines if warranted by traffic volume growth. We can make no assurances that all required transmission line capacity will be available to us on a timely basis or on favorable terms. If we fail to obtain such leased fiber optic lines, we could be delayed in our ability to penetrate some of our markets or required to make additional unexpected up-front capital expenditures to install our own fiber optic lines. If and when we seek to install our own fiber optic lines, we must obtain local franchises and other permits, as well as rights-of-way to utilize underground conduit and aerial pole space and other rights-of-way from entities such as established telephone companies and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We can make no assurances that we will be able to obtain and maintain the franchises, permits and rights needed to implement our network buildout on favorable terms. The failure to enter into and maintain any such required arrangements for a particular network may affect our ability to develop that network and may have a material adverse effect on our business, financial condition and results of operations. See "Business--Service Introduction."

WE DEPEND ON CERTAIN KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

We are managed by a number of key executive officers. We believe that our success will depend in large part on our ability to continue to attract and retain qualified management, technical, marketing and sales personnel and the continued contributions of such management and personnel. Competition for qualified employees and personnel in the telecommunications industry is intense and there is a limited number of persons with knowledge of and expertise in the industry. We do not maintain key person life insurance for any of our executive officers, other than Steve M. Dubnik, our Chairman, President and Chief Executive Officer. Although we have been successful in attracting and retaining qualified personnel, we can make no assurances that we will be able to hire or retain necessary personnel in the future. The loss of services of one or more of our key executives, or the inability to attract and retain additional qualified personnel, could materially and adversely affect us.

WE MAY NOT HAVE THE ABILITY TO DEVELOP STRATEGIC ALLIANCES, ACQUIRE ASSETS OR MAKE INVESTMENTS NECESSARY TO COMPLEMENT OUR EXISTING BUSINESS

We may seek, as part of our growth strategy, to continue to develop strategic alliances or to make investments or acquire assets or other businesses that will relate to and complement our existing business. We are unable to predict whether or when any planned or prospective strategic alliances or acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance strategic alliances and acquisitions may be constrained by our degree of leverage at the time of such strategic alliance or acquisition. In addition, our credit facility may significantly limit our ability to enter into strategic alliances or make acquisitions and to incur indebtedness in connection with strategic alliances and acquisitions.

We can make no assurances that any acquisition will be made or that we will be able to obtain financing needed to fund such acquisition. We currently have no definitive agreements with respect to any material acquisition, although from time to time we may have discussions with other companies and assess opportunities on an ongoing basis.

In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, we could use a substantial portion of our available cash to consummate the strategic alliances, acquisitions or investments. The financial impact of strategic alliances, acquisitions and investments could have a material adverse effect on our business, financial condition and results of operations and could cause substantial fluctuations in our quarterly and yearly operating results. Furthermore, if we use our common stock as consideration for acquisitions our shareholders could experience dilution of their existing shares.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND OPERATIONS

Recently we acquired US Xchange, a local exchange carrier, and as part of our business strategy, we may seek to acquire complementary assets or businesses or develop strategic alliances. Any future acquisitions or strategic alliances would be accompanied by the risks commonly encountered in such transactions. Such risks include, among others:

o    the difficulty of assimilating the acquired operations and personnel;

o the disruption of our ongoing business and diversion of resources and management time;

o the inability to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings;

o the inability of management to maintain uniform standards, controls, procedures and policies;

o the risks of entering markets in which we have little or no direct prior experience; and

o the impairment of relationships with employees or clients as a result of changes in management or otherwise arising out of such transactions.


We can make no assurances that we will be able to successfully integrate acquired businesses or operations that we may acquire in the future.
Risks Related to our Industry

WE FACE A HIGH LEVEL OF COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY

The telecommunications industry is highly competitive, and one of the primary purposes of the Telecommunications Act of 1996 is to foster further competition. In each of our markets, we compete principally with the established telephone company serving such market. We currently do not have a significant market share in any of our markets. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses. Established telephone companies also benefit from existing regulations that favor them over integrated communications providers and competitive local exchange carriers in some respects. Furthermore, one large group of established telephone companies, the regional Bell operating companies, recently have been granted, pricing flexibility under particular conditions from federal regulators with regard to some services with which we compete. This may present established telephone companies with an opportunity to subsidize services that compete with our services and offer such competitive services at lower prices.

It is likely that we will also face competition from other integrated communications providers, facilities-based competitive local exchange carriers and many other competitors in some of our markets. We believe that second and third tier markets will support only a limited number of competitors and that operations in such markets with multiple competitive providers are likely to be unprofitable for one or more of such providers.

We expect to experience declining prices and increasing price competition. We can make no assurances that we will be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Moreover, substantially all of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations. See "Business--Competition."

FCC AND STATE REGULATIONS MAY LIMIT THE SERVICES WE CAN OFFER

Our networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon our business, financial condition and results of operations.

We can make no assurances that the Federal Communications Commission, called the FCC, or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations. If we do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our authority to do business. Such challenges could cause us to incur substantial legal and administrative expenses.

Our Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC has recently indicated that the regulatory status of some services offered over the Internet may have to be re-examined. New laws or regulations relating to Internet services, or existing laws found to apply to them, may have a material adverse effect on our business, financial condition or results of operations.

The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We can make no assurances that these changes will not have a material adverse effect on our business, financial condition or results of operations.

IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE TELECOMMUNICATIONS INDUSTRY OUR BUSINESS COULD BE ADVERSELY AFFECTED

The telecommunications industry is subject to rapid and significant changes in technology, including continuing developments in DSL technology, which does not presently have widely accepted standards, and alternative technologies for providing high-speed data transport and networking. The absence of widely accepted standards may delay or increase the cost of our market entry due to changes in equipment specifications and customer needs and expectations. If we fail to adapt successfully to technological changes or obsolescence, fail to adopt technology that becomes an industry standard or fail to obtain access to important technologies, our business, financial condition or results of operations could be materially adversely affected. We may also be dependent on third parties for access to new technologies. Also, if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those technologies and in their markets.

WE MAY FAIL TO ACHIEVE ACCEPTABLE PROFITS ON OUR LONG DISTANCE BUSINESS DUE TO DECLINING PRICES, LOW CUSTOMER RETENTION RATES AND OUR CONTRACTUAL OBLIGATIONS

Prices in the long distance business have declined substantially in recent years and are expected to continue to decline. In addition, the long distance industry has a low customer retention rate, as clients frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. We will rely on other carriers to provide us with a major portion of our long distance transmission network. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future clients. In the event that we fail to meet such minimum volume commitments, we may be obligated to pay underutilization charges, and, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. Our failure to achieve acceptable profits on our long distance business could have a material adverse effect on our business, financial condition and results of operation.

AS A NEW ENTRANT IN THE DATA TRANSMISSION MARKET, WE MAY INITIALLY GENERATE LOW OR NEGATIVE GROSS MARGINS

As a new entrant in the data transmission business, we expect to generate low or negative gross margins and substantial start-up expenses as we begin to offer data transmission services. The success of our data transmission business will be dependent upon, among other things, the effectiveness of our sales personnel in the promotion and sale of our data transmission services, the acceptance of such services by potential clients, and our ability to hire and train qualified personnel and further enhance our services in response to future technological changes. We can make no assurances that we will be successful with respect to these matters. If we are not successful with respect to these matters, it could have a material adverse effect on our business, financial condition and results of operations.

RISKS REGARDING FORWARD-LOOKING STATEMENTS

We have made some statements in this Form 10-K, including some under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere, which constitute forward-looking statements. These statements may discuss our future expectations or contain projections of our results of operations or financial condition or expected benefits to us resulting from acquisitions or transactions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, those listed under "Risk Factors" and elsewhere in this prospectus.  In some cases,  forward-looking  statements  can be  identified  by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 2.  PROPERTIES

      We are headquartered in Rochester, New York. We occupy office space in Rochester under a market-rate lease that expires in 2009. As of December 31, 2000, this lease covered 73,830 square feet. In addition, we lease space in a number of locations, primarily for sales offices and network equipment installations. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

ITEM 3.  LEGAL PROCEEDINGS

      We are not party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning our executive officers and other key personnel, including their ages, as of December 31, 2000.


  Name                   Age  Title

  Steve M. Dubnik......  38   Chairman of the Board and Director,
                              President and Chief Executive Officer
  Kevin S. Dickens.....  37   Co-Chief Operating Officer
  Ajay Sabherwal.......  34   Executive Vice President, Finance and Chief
                              Financial Officer
  Mae H. Squier-Dow....  39   Co-Chief Operating Officer
  Philip H. Yawman.....  35   Executive Vice President, Corporate
                              Development
  Robert O. Bailey.....  54   Vice President, Planning and Technology
  Douglas R. Black.....  30   Vice President, Operations
  Joseph A. Calzone....  37   Senior Vice President, Engineering
  Linda S. Chapman.....  37   Vice President, Human Resources
  James R. Currie......  53   Vice President, Operations
  Michael A. D'Angelo..  35   Vice President, Sales, Eastern Region
  Scott D. Deverell....  35   Vice President, Accounting, and Controller
  Elizabeth A. Ellis...  42   Senior Vice President, Information Technology
  Daniel S. Fabry......  37   Vice President, Network Development
  Robert J. Merrill....  45   Vice President, Business Development
  Stephen R. Oyer......  39   Vice President, Sales, Western Region
  Michelle C. Paroda...  37   Senior Vice President, Client Services
  Ricky G. Pigeon......  36   Vice President, Billing Services
  Joseph M. Schaal.....  34   Vice President, Internet and Emerging Technologies
  Kim Robert Scovill...  47   Vice President, Legal and Regulatory Affairs,
                              and General Counsel
  Lee Thibaudeau.......  48   Vice President, Business Services
  John J. Zimmer.......  42   Vice President, Finance, and Treasurer


--------------

      Steve M. Dubnik, our Chairman of the Board, President, Chief Executive Officer and Co-Founder, has worked in the telecommunications industry for 16 years. Prior to founding Choice One in June 1998, Mr. Dubnik served in various capacities with ACC Corp., including as the President and Chief Operating Officer of North American Operations of ACC from November 1996 to April 1998 and as Chairman of the Board of Directors of ACC TelEnterprises Ltd. from July 1994 to April 1998. From December 1997 to April 1998, he also jointly performed the functions of Chief Executive Officer of ACC.

      Kevin S. Dickens, our Co-Chief Operating Officer and Co-Founder since August 2000 and prior to that Senior Vice President, Operations and Engineering since July 1998, has worked in the telecommunications industry for 12 years. Prior to joining us, Mr. Dickens was President and Chief Executive Officer of ACC Corp.'s Canadian subsidiary, ACC TelEnterprises Ltd., from May 1997 to June 1998. Prior thereto, Mr. Dickens was Vice President of Network Planning and Optimization at Frontier Corporation, from September 1996 to May 1997, with responsibility for Frontier's long distance network.

      Ajay Sabherwal, our Executive Vice President, Finance and Chief Financial Officer since September 1999, has worked both directly in the telecommunications industry and as an equity analyst covering the telecommunications industry for over 11 years. Mr. Sabherwal was most recently executive director of institutional equity research for Toronto-based CIBC World Markets from June 1996 to September 1999. Prior to joining CIBC World Markets as a senior research analyst in June of 1996, Mr. Sabherwal was the telecommunications analyst for BZW (Barclays de Zoete Wedd) Canada and its successor company from November 1993 until June 1996

      Mae H. Squier-Dow, our Co-Chief Operating Officer and Co-Founder since August 2000 and prior to that Senior Vice President, Sales, Marketing and Service since June 1998, has worked in the telecommunications industry for 16 years. Ms. Squier-Dow served as President of ACC Telecom, a U.S. subsidiary of ACC Corp., from June 1996 to May 1998, and in several positions at ACC Long Distance U.K. Ltd., including as Commercial Director from April 1995 to June 1996, and as Director of Client Relations and Marketing, Vice President of International Planning and Operations Director from October 1993 to April 1995.

      Philip H. Yawman, our Executive Vice President, Corporate Development and Co-Founder since July 1998, has worked in the telecommunications industry for 13 years. Prior to joining us, Mr. Yawman was Vice President of Investor Relations and Corporate Communications at ACC Corp. from April 1997 to January 1998. Mr. Yawman also served in various positions at Frontier Corporation from July 1989 to April 1997, including as head of investor relations' activities and in several product management positions.

      Robert O. Bailey, our Vice President, Planning and Technology since September 1999, is responsible for evaluating and selecting the technology to be deployed by Choice One in the next generation of switching systems architecture, including the evolution from circuit switching systems to packet and ATM-based infrastructure. Most recently, he was Vice President and Chief Technology Officer for the Upstate Cellular Network (Frontier Cellular), a joint venture of Verizon Mobile and Frontier Corporation, from January 1985 until April 1999, where he was responsible for engineering and operations of a cellular network that covered 5.5 million population units in upstate New York.

      Douglas R. Black, our Vice President, Operations had joined US Xchange as Director of Switching Technology in April 1997. In August 1999 he was promoted to Vice President, Operations. Prior to joining US Xchange, Mr. Black was Operations Manager for Nextlink Solutions from April 1996 to April 1997. Prior thereto, he had been an Operations Manager at US Signal from April 1993 to April 1996.

      Joseph A. Calzone, our Senior Vice President, Engineering since August 2000 and prior to that Vice President, Engineering and Network Operations since July 1998, has worked in the telecommunications industry for 15 years. Prior to joining us, Mr. Calzone held various key management positions at Citizens Communications from October 1995 to May 1998, most recently as head of the National Sales and Services organization and as Vice President of Long Distance Engineering and Operations.

      Linda S. Chapman, our Vice President, Human Resources since August 1998, was the Director of Human Resources of ACC Corp.'s U.S. subsidiary, ACC Telecom, from June 1997 to July 1998. Prior thereto, Ms. Chapman held various management positions with MCI from March 1994 to May.

      James R. Currie, our Vice President, Operations since June 1999, has over 25 years of operations and engineering experience. Mr. Currie was at Citizens Communications from 1994 until joining us and held a number of executive positions including Director of Long Distance Operations, Director of Network Provisioning, Senior Director--Business Call Centers and Sales Engineering, Vice President of Eastern Region Operations and Vice President of Carrier Access Sales.

      Michael A. D'Angelo, our Vice President, Sales, Eastern Regions since August 2000 and prior to that Vice President of Sales, since September 1998, has worked in the telecommunications industry for over 13 years. Prior to joining us, Mr. D'Angelo was the Director of Sales, Southeast Regional Manager at ICG Communications from November 1997 to September 1998. Prior thereto, Mr. D'Angelo was Regional Sales Manager for Citizens Communications from January 1995 to November 1997.

      Scott D. Deverell, our Vice President, Accounting, and Controller since March 2000 and Director of Accounting since December 1998, is a certified public accountant. Prior to joining us, Mr. Deverell was employed by PSC Inc. as Assistant Treasurer from September 1997 to December 1998 and as Controller from 1990 until September 1997.

      Elizabeth A. Ellis, our Senior Vice President, Information Technology since August 2000 and prior to that Vice President, Information Technology since July 1998, has worked in the information technology field for over 20 years, including the past seven years in the telecommunications industry. Prior to joining us in July 1998, Ms. Ellis was Commercial Director for ACC Telecom's subsidiaries in the United Kingdom and Germany from August 1994 to June 1998 where she was responsible for all aspects of network, operations, client service, telemarketing and information technology.

     Daniel S. Fabry, our Vice President, Network Development since August 2000 has more than 14 years of experience in the telecommunications industry. In March 1997, he became a founding leader of US Xchange, Inc. responsible for overall product development and management and in November 1999 his role was expanded to include network development and cost management. Mr. Fabry was Director of Marketing for Schneider Logistics, Inc. from February 1996 to March 1997. Previous to Schneider Logistics Inc., Mr. Fabry had been at Schneider Communications, Inc. since 1985 in various roles including Manager of Capacity Systems, Manager of Network Development, Director of Product Development and Vice President of Product Development.

      Robert J. Merrill, our Vice President, Business Development since September 1998, has worked in the telecommunications industry for over 22 years. Prior to joining us, Mr. Merrill was the Vice President of Marketing and Product Development for Frontier Communication's Carrier Services Group, from January to September 1998 and the Director of Product Development (Wholesale) from June 1997 to January 1998. Prior thereto, Mr. Merrill was at Rochester Telephone as the Director of Marketing and Product Development from April 1995 to June 1997 and as the General Manager of Visions Long Distance from June 1993 to April 1995.

      Stephen R. Oyer, our Vice President, Sales, Western Region since August 2000 has 13 years of experience in the telecommunications industry having held various positions in sales, sales management and senior level management. Mr. Oyer began with US Xchange in December 1997 as Senior Director of Field Sales and in September 1999 was promoted to Vice President of Sales and Marketing. Prior thereto, Mr. Oyer served as an independent consultant to a start up billing and customer care provider to the wireless industry from September 1996 to November 1997 and was with Centennial Wireless from August 1991 to August 1996 as Regional General Manager, National Sales Manger, and Senior Director of Sales.

      Michelle C. Paroda, our Senior Vice President, Client Services since August 2000 and prior to that Vice President, Client Care since July 1998, has worked in the telecommunications industry for 16 years. Prior to joining us, Ms. Paroda had been employed in a variety of positions by Frontier Corporation since 1984, most recently as Vice President of Client Care.

      Ricky Pigeon, our Vice President, Billing Services since August 2000 has more than 15 years of experience in the telecommunications industry. In March 1997 Mr. Pigeon became a founding leader with US Xchange of Wisconsin as Vice President of Technology Development and Billing Assurance. Prior to joining US Xchange, Mr. Pigeon was Director of Product Development with Airadigm Communication, a wireless PCS carrier from April 1996 to March 1997. From February 1986 to April 1996, Mr. Pigeon held various positions with Schneider Communications, including Manager of Network Systems, Product Manager, and Senior Manager of Local Operations Network Operations after Schneider had been acquired by Frontier Communications.

      Joseph M. Schaal, our Vice President, Internet and Emerging Technologies, since June 1998, has worked in the telecommunications industry for 11 years. Prior to joining us, Mr. Schaal held various positions at Frontier Corporation in project management, business planning, financial management, operations and software development from January 1995 to February 1997, most recently as its Director of Application and Product Development from March 1997 to May 1998.

      Kim Robert Scovill, our Vice President, Legal and Regulatory Affairs and General Counsel since December 1998, has worked in the telecommunications industry for over 27 years. From January 1991 to February 1998, Mr. Scovill was Vice President of Worthington Voice Services, a telecommunications and e-commerce company. From February 1998 to December 1998, Mr. Scovill was Vice President and General Counsel of Omnicall, a South Carolina-based CLEC.

      Lee Thibaudeau, our Vice President, Business Services since August 2000 has more than 22 years of experience in the telecommunications industry. Mr. Thibaudeau joined US Xchange in March 1997 and had been responsible for leading the development of the company in Wisconsin and Illinois, as well as regulatory matters on a corporate level. From 1996 through 1997, Mr. Thibaudeau held positions as Director of Program Management and Director of Development for Schneider Logistics. Prior to that, Mr. Thibaudeau held positions accountable for operations, engineering, network cost management, information systems, and sales within the telecommunications industry.

      John J. Zimmer, our Vice President, Finance and Treasurer since August 1998, is a certified public accountant and has worked in the telecommunications industry for 10 years. Prior to joining us, Mr. Zimmer was employed by ACC Corp., as Vice President and Treasurer from January 1997 to July 1998, as Vice President of Finance from September 1994 to January 1997.

     Each of our officers serves at the pleasure of the board of directors.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information


Our common stock has traded on the Nasdaq Stock Market's National Market under the symbol "CWON" since our initial public offering on February 16, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low prices for our common stock for the periods indicated as reported by the Nasdaq National Market.


                                  Common Stock Price
                          ---------------------------------
                                        2000
                          ---------------------------------

                              High               Low
                          --------------     -------------

First Quarter (from          $71.38             $24.81
February 16, 2000)

Second Quarter               $40.88             $19.63

Third Quarter                $41.13             $10.50

Fourth Quarter               $13.63             $ 3.94


Dividend Policy

      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. Our future dividend policy will depend on our earnings, capital requirements, requirements of financing agreements to which we are a party, our financial condition and other factors considered relevant by our board of directors. The agreements and terms of our credit facility and Series A senior cumulative preferred stock prohibit us from paying dividends on our common stock.

Recent  Sales  of  Unregistered  Securities;   Use  of  Proceeds  of  Registered
Securities

         On August 1, 2000, we issued 200,000 shares of Series A senior cumulative redeemable preferred stock and related warrants in a private placement for $200.0 million. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

         The Series A preferred stock was issued to certain funds of Morgan Stanley Dean Witter Capital Partners. These funds and other related funds have a large portion of our common stock and rights to seats on our board of directors. Each share of Series A preferred stock has a stated value of $1,000 and ranks senior to each other class or series of our capital stock. Dividends will be payable quarterly at the rate of 14.0% per annum, cumulative and compounded quarterly. The Series A preferred stock matures on August 1, 2012, at which time we must redeem the shares for their stated value plus any unpaid dividends. Prior to August 1, 2005 which is the fifth anniversary of the issue date, we may pay dividends quarterly in additional shares of Series A preferred stock or in cash, at our option. Thereafter until maturity, we must pay dividends in cash.

         In connection with the issuance of the Series A preferred stock, we sold warrants to purchase 1,747,454 shares of our common stock to the holders of the Series A preferred stock. The warrants are exercisable in whole or in part at any time at an exercise price is $0.01 per share of common stock. The warrants will expire on August 1, 2012.

         On August 1, 2000, we acquired all the outstanding common stock of US Xchange, Inc. from its sole shareholder, and a portion of the consideration for the US Xchange, Inc. stock was 6,207,663 shares of our common stock. Of that amount, 240,640 shares were issued to certain employees of US Xchange, Inc. The shares issued in this transaction are subject to transfer restrictions which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

On February 16, 2000, we completed our initial public offering through the sale of 7,145,000 shares of our common stock, at a price of $20.00 per share. We sold an additional 1,071,750 shares on February 23, 2000 pursuant to an over-allotment option that we had granted to the underwriters. We raised net proceeds from these sales of $150 million after expenses. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement filed on Form S-1 (No. 333-91321), and underwritten by a syndicate of underwriters led by Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Warburg Dillon Read LLC, First Union Securities, Inc. and CIBC World Markets, as their representatives. Proceeds from the offering were used for repayment of our debt ($64.4 million). The remaining net proceeds were invested in investment grade, interesting bearing securities. The remainder of the proceeds were used between February and July 2000 for capital and other general corporate purposes. Our use of proceeds from the offering did not represent a material change in the use of proceeds described in the registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth our selected consolidated financial data for the periods indicated. The consolidated statement of operations data for the period from inception through December 31, 1998 and as of and for the years ended December 31, 1999 and 2000 have been derived from our consolidated financial statements included elsewhere in this Form 10-K which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere in this Form 10-K. The results of our operations for the periods indicated are not necessarily indicative of the results of operations in the future.

      You should read the selected consolidated financial data set forth below in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                              Year ended       Year ended       Period ended
                                                                           December 31, 2000 December 31, 1999 December 31, 1998

                                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenue....................................................................       $ 68,082         $ 4,518             $   -
Operating expenses:
   Network costs...........................................................         56,182           6,979                 -
   Selling, general and administrative, including noncash deferred compensation and non-cash management ownership allocation charge of
     $90,527, $2,048 and $376 in 2000, 1999 and 1998, respectively.........        173,197          22,978             5,060
   Depreciation and amortization...........................................         41,003           5,153                36
                                                                                    ------          ------             -----
   Total operating expenses................................................        270,382          35,110             5,096
                                                                                   -------          -------            -----
Loss from operations.......................................................      (202,300)         (30,592)           (5,096)
Interest income (expense)..................................................       (14,552)          (1,883)               22
                                                                                  --------          -------            -----
Net loss...................................................................      (216,852)         (32,475)           (5,074)
    Accretion of preferred stock...........................................          2,393               -                 -
    Accrued preferred stock dividends......................................         11,830               -                 -
                                                                                    ------          -------            -----
Net loss applicable to common stock........................................     $(231,075)        $(32,475)         $ (5,074)
                                                                                ===========        ========          ========
Weighted average number of shares outstanding, basic and diluted...........     32,481,307       22,022,256        18,017,791
                                                                                ==========       ==========        ==========
Net loss per share, basic and diluted......................................      $  (7.11)        $  (1.47)         $  (0.28)
                                                                                 =========        =========         =========


                                                                                 As of             As of            As of
                                                                           December 31, 2000 December 31, 1999 December 31, 1998
Balance Sheet Data:
Cash and cash equivalents..................................................       $173,573           $3,615            $1,491
Restricted cash............................................................         30,000               -                 -
Investments................................................................          9,801               -                 -
Working capital............................................................        185,800          (9,035)             9,707
Property and equipment, net................................................        302,833           72,427            21,110
Total assets...............................................................        923,830           94,512            24,472
Long-term debt.............................................................        447,000           51,500                -
Redeemable preferred stock.................................................        162,523               -                 -
Stockholder's equity.......................................................        259,530           26,724            13,130


                                                                               Year ended       Year ended       Period ended
                                                                           December 31, 2000 December 31, 1999 December 31, 1998

                                                                                  (in thousands, except per share data)

Other Financial Data:
Net cash (used in) provided by operating activities........................      $(69,604)        $(24,319)          $ 6,587
Net cash used in investing activities......................................      (489,280)         (56,077)          (21,146)
Net cash provided by financing activities..................................        728,842          82,520            16,050
Capital expenditures.......................................................        119,400          56,077            21,146
Adjusted EBITDA............................................................       (70,770)         (23,391)           (4,684)

Operating Data:                                                                  As of             As of            As of
                                                                           December 31, 2000 December 31, 1999 December 31, 1998
Lines in service:
     Voice lines in service................................................        173,819           19,890                 -
     Data lines in service.................................................          3,795              206                 -
     Total lines in service................................................        177,614           20,096                 -
Central office collocations................................................            410              141                 -
Markets in operation.......................................................             26                9                 -
Number of voice switches...................................................             24                8                 -
Number of data switches....................................................             45               10                 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an integrated communications provider offering voice and broadband data telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our services include local exchange service, long distance service, high-speed data and Internet service principally utilizing DSL technology, and Web page design, development and hosting services. We seek to become the leading integrated communications provider in each of our markets by offering a single source of competitively priced, high quality, customized telecommunications services. A key element of our strategy is to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. We have connected the majority of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality service and control costs.

On August 1, 2000, we acquired US Xchange, Inc., a facilities-based competitive local exchange carrier with operations in the midwestern United States. Through our acquisition of US Xchange, we have accelerated our entry into midwestern markets and created a service area that now extends from Wisconsin to Massachusetts. We have integrated US Xchange's operations and infrastructure with ours and enhanced their product offerings to match those provided in our northeastern markets.

Included in our management's discussion and analysis of financial condition and results of operations are adjusted EBITDA amounts. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-cash deferred compensation and non-cash management allocation charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. We had negative adjusted EBITDA of $70.8 million, $23.4 million, and $4.7 million for the years ended December 31, 2000 and 1999 and the period from inception (June 2, 1998) to December 31, 1998, respectively. We expect that our adjusted EBITDA will continue to be negative while we emphasize development, construction and expansion of our telecommunications services business and until we establish a sufficient revenue-generating client base.


FACTORS AFFECTING RESULTS OF OPERATIONS

Revenue


We generate revenue from the following categories of service:

o local calling services, which consist of monthly recurring charges for basic service, usage charges for local calls and service charges for features such as call waiting and call forwarding;

o long distance services, which include a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services;

o DSL and other data services, which consist primarily of monthly recurring charges for connections from the end-user to our facilities;

o access charges, which we earn by connecting our clients to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to our local service clients;

o    reciprocal  compensation,   which  entitles  us  to  bill  the  established
     telephone companies and competitive local exchange carriers for calls in the same local calling area placed by their clients to our clients; and

o    web design and web hosting.

The market for local and long distance services is well established and we expect to achieve revenue growth principally from taking market share away from other service providers. Although we anticipate that access charges will decline on a unit basis, we expect our aggregate revenue from access charges that are based on long distance calls made by and to our clients to grow as we are able to increase our client base.

The market for high-speed data communications services and Internet access is rapidly growing and intensely competitive. While many of our competitors enjoy advantages over us, we are pursuing a significant market that, we believe, is currently underserved. See "Business--Market Opportunity."

We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of our services. During the past several years, market prices for many telecommunications services on a unit basis have been declining, which is a trend that we believe will likely continue. This decline will have a negative effect on our revenue that may not be offset completely by savings from decreases in our cost of services. As prices decline for any service, we believe that the total number of users and their usage will increase. Although pricing will be an important part of our strategy, we believe that direct relationships with our clients and consistent, high quality service and client support will be essential to generating client loyalty. See "Business--Competition."

Our experience demonstrates that there is significant churn of clients within the telecommunications industry, and we believe that churn is especially high when clients are only buying long distance services from a carrier or when clients are buying resold services. The former US Xchange initially resold established telephone company services to establish a market presence and enhance its market penetration efforts. We have reduced our emphasis on resale services and intend to transition most US Xchange resale clients to our switch-based network. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, and by focusing on offering our own facilities-based services.

There is uncertainty surrounding the payment of reciprocal compensation by the established telephone companies for calls delivered to Internet service providers due to pending regulatory proceedings. However, the amount of reciprocal compensation revenue that we receive related to Internet service providers is not material. See "Regulation--Federal Regulation."

Network Costs


Our network costs include the following:

o The cost of leasing high-capacity digital lines that interconnect our network with established telephone company networks. These facilities are also used to connect our switching equipment to our transmission equipment located in established telephone company central offices, as well as to connect our transmission equipment between these offices. These network expenses include non-recurring installation costs and monthly recurring fixed costs. As new markets are entered, these fixed costs are a major component of our total network costs. As markets mature, these costs remain a significant part of our ongoing cost of services, but at a declining percentage of total costs. We are planning to deploy fiber in many of our markets, which will replace the leased network facilities and decrease our leasing costs. In our markets in Wisconsin, Michigan, Indiana and Illinois we already have operational intra-city fiber in place and, as a result, our leasing costs in these markets are significantly less than in the markets where fiber has not been deployed. We plan to deploy fiber in many of our other markets beginning in 2001.

o The cost of leasing local loop lines which connect our clients to our network. The costs to lease local loop lines from established telephone companies vary by company and are regulated by state authorities under the Telecommunications Act. These client loop costs are for voice and data lines as well as client T-1 links. These expenses include non-recurring installation costs and monthly recurring fixed costs. As our clients and related lines continue to increase, total local loop line costs will continue to increase and will remain an increasingly significant component of our ongoing network costs.

o The cost of leasing space in established telephone company central offices for collocating our transmission equipment. In constructing switching and transmission equipment for a new market, we capitalize, as a component of property and equipment, non-recurring charges for items such as construction. We also capitalize the monthly recurring costs of the collocations during the construction period, typically one to two months. These capitalized non-recurring costs are depreciated over the life of the lease and are not included in our network costs. Recurring costs, after traffic is being carried, are expensed as incurred and are included in our network costs. As a market matures, these costs should remain relatively constant, decreasing as a total component of total network costs.

o The cost of completing local calls originated by our clients. These local call costs are referred to as "reciprocal compensation" costs and are incurred in connection with both voice and data services. We must enter into an interconnection agreement with the established telephone company to make widespread calling available to our clients when we enter a market. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks and provide that a carrier must compensate another carrier when a local call by the first carrier's client terminates on the other carrier's network. These reciprocal compensation costs will grow as our clients' outbound calling volume grows and will continue to be a significant component of total network costs. As clients and related lines installed increase, our costs will continue to increase proportionately.

o The cost of completing, originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients. The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our client base and our clients' long distance calling volumes. These minute of usage charges will continue to be a significant component of total network costs. As clients and related lines installed increase, these costs will continue to increase proportionately.

o The cost of leasing our inter-city network. Our inter-city network facilities are used to carry data traffic between our markets and for delivery to Internet access points. The costs of these lines will increase as we increase capacity to address client demand, open new markets and connect additional markets to our Internet network. As we deploy fiber, however, the costs associated with the leased facilities will decrease.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance. We expect to incur significant selling and marketing costs as we continue to expand our operations. We also plan to offer sales promotions to win clients, especially during the next several years as we continue to establish our market presence.

Because our business strategy stresses the importance of personalized client care, we expect our client care department to become a larger part of our ongoing administrative expenses. We also expect billing costs to increase as our number of clients and call volume increase. Bill processing costs are expected to be a significant part of our ongoing administrative expenses.

We will incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense. We expect that these costs and expenses will grow significantly as we expand our operations and that administrative overhead will be a large portion of these costs and expenses during the first few years of our operations. However, we expect these costs and expenses to become a smaller percentage of our revenue as we build our client base.

Deferred Compensation

As the estimated fair market value of our common stock exceeded the exercise price of certain options granted, we recognized deferred compensation which is amortized over the vesting period of the options.

As our estimated fair market value has exceeded the price at which shares of our stock have been sold to management employees since our formation, we have recognized a deferred compensation charge of $4.4 million which is being amortized over a four year period from the date the shares were issued. In addition, we have similarly recognized a deferred compensation charge of $7.5 million in connection with the issuance of options to various employees, which is being amortized over a four-year period from the date the options were issued.

Management Ownership Allocation Charge

Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. We were required to record $62.4 million of the deferred compensation as a non-cash, non-recurring charge to operating expense during the period in which the initial public offering was consummated, and the remaining $57.5 million was recorded as deferred management ownership allocation charge. We amortized $21.1 million of the deferred charge during 2000 and will amortize $24.8 million and $11.6 million during 2001 and 2002, respectively, base on the period over which we have the right to repurchase the securities.

Depreciation and Amortization

Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture, fixtures and indefeasible rights to use fiber. It also includes amortization of goodwill, client base and deferred financing costs related to our senior credit facility. Our acquisitions of US Xchange, Atlantic Connections and EdgeNet have been accounted for using the purchase method of accounting. The amount of the purchase price in excess of the fair value of the net assets acquired (goodwill) for US Xchange, Atlantic Connections and EdgeNet was $318.4 million, $7.3 million and $3.5 million, respectively, and is being amortized over 10 year periods. The value of the client bases acquired from US Xchange, Atlantic Connections and EdgeNet is $48.5 million, $3.3 million and $0.5 million, respectively, and is being amortized over five year periods. The value of the indefeasible right to use fiber acquired from US Xchange is $34.3 million and is being amortized over 20 years. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities.


Interest Income (Expense)

Our interest income includes income generated from our cash and other short-term investments. We expect interest income to gradually decline as we use our surplus cash to fund our operations and capital expenditures.

Our interest expense includes interest payments on borrowings under our senior credit and subordinated debt facilities, amortization of deferred financing costs related to these facilities and unused commitment fees on the senior credit facility. We expect interest expense to increase over the next several quarters, once our surplus cash is depleted and as our borrowings increase to fund our operations and capital expenditures.

Income Taxes

We have not generated any taxable income to date and do not expect to generate taxable income in the next few years. The use of our net operating loss carryforwards, which begin to expire in 2018, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.


RESULTS OF OPERATIONS

For the years ended December 31, 2000 and December 31, 1999

Revenue


We generated $68.1 million in revenue for the year ended December 31, 2000, compared to $4.5 million for the year ended December 31, 1999. We increased, or obtained through the incremental gain from the acquisition of US Xchange, the lines in service by 157,518 lines during the year ended December 31, 2000, compared to 20,096 lines in service during the year ended December 31, 1999. At December 31, 2000, we had a total in service base of 177,614 lines, which compares to 20,096 lines in service as of December 31, 1999. Sales are expected to increase from the level realized during the year ended December 31, 2000 as new markets are opened and as existing markets are further developed.

Network Costs


Network costs for the year ended December 31, 2000 were $56.2 million, compared to network costs of $7.0 million for the year ended December 31, 1999. This increase is due to the deployment of our networks and growth of our services in 26 markets with 410 collocation sites as compared to nine markets with 141 collocation sites as of December 31, 1999.


We achieved positive gross margin (revenue less direct network costs) of $11.9 million or 17.5% of revenue for the year ended December 31, 2000, compared to a negative gross margin of $2.5 million for the year ended December 31, 1999.

Selling, General and Administrative Expenses


Selling, general and administrative expenses for the year ended December 31, 2000 were $173.2 million, compared to $23.0 million for the year ended December 31, 1999. These increased expenses resulted primarily from the recording of a $83.6 million non-cash management allocation charge as a result of our initial public offering and from the acquisition of US Xchange and the related growth in employees. Revenue growth has exceeded the increase in selling, general and administrative expenses. Revenue increased 1407% for the year ended December 31, 2000 as compared to the year ended December 31, 1999, while selling, general and administrative expenses, excluding the non-cash management allocation charge and amortization of non-cash deferred compensation, grew 295% during the same period. Excluding the non-cash management ownership allocation charge and amortization of deferred compensation, selling, general and administrative expenses were $82.7 million for the year ended December 31, 2000, compared to $20.9 million for the year ended December 31, 1999.

Our number of employees increased to 1,420 as of December 31, 2000, from 390 as of December 31, 1999. As of December 31, 2000, there were 572 sales employees, including direct sales, sales support and sales management. This compares to 156 as of December 31, 1999. We expect the number of sales employees and total employees to increase as we expand in our existing markets and as we enter new markets.

Management Ownership Allocation Charge and Deferred Compensation


For the year ended December 31, 2000, we recognized non-cash management ownership allocation charges of $83.6 million. We also recognized $7.0 million and $2.0 million of non-cash deferred compensation amortization for the year ended December 31, 2000 and 1999, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees and grants to employees under our 1998 Stock Option Plan. In August 2000, deferred compensation of $14.8 million was recorded to stockholders' equity in connection with the issuance of restricted shares to the employees of US Xchange.

Depreciation and Amortization


Depreciation and amortization for the year ended December 31, 2000 was $41.0 million, compared to $5.2 million for the year ended December 31, 1999. The increase results from higher capital expenditures from the deployment of our networks and initiation of services in new markets and the acquisition of US Xchange. Approximately half of the depreciation and amortization was generated from the intangibles as a result of our acquisitions, the most significant being the August 2000 acquisition of US Xchange.

Goodwill from the acquisitions of US Xchange, Atlantic Connections and EdgeNet was $318.4 million, $7.3 million and $3.5 million, respectively. Client base acquired through the acquisitions of US Xchange, Atlantic Connections and EdgeNet was $48.5 million, $3.3 million and $0.5 million, respectively. The value assigned to the indefeasible right to use fiber received in connection with the acquisition of US Xchange was $34.3 million. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities.

Net Loss


The net loss applicable to common stock for the year ended December 31, 2000 was $231.1 million. The net loss for the year ended December 31, 1999 was $32.5 million. Adjusted EBITDA was negative $70.8 million for the year ended December 31, 2000, compared to negative $23.4 million for the year ended December 31, 1999.

Interest Income (Expense)


Interest  expense  for the year  ended  December  31,  2000 was  $16.7  million.
Interest expense includes interest payments on borrowings under our senior credit and subordinated debt facilities, amortization of deferred financing costs related to such facilities and unused commitment fees on the senior credit facility. Interest expense for the year ended December 31, 1999 was $2.0 million. Interest expense is expected to increase as our borrowings increase and as a result of the full-year effect of indebtedness incurred during the year ended December 31, 2000.

Interest income for the year ended December 31, 2000 was $2.1 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Interest income for the year ended December 31, 1999 was $76,000.

Income Taxes

We have not generated any taxable income to date and do not expect to generate taxable income in the next few years. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM JUNE 2, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

      During the period from our inception on June 2, 1998 through December 31, 1998, we were in the development stage of operations and did not generate any revenue. Our principal activities during 1998 consisted of the following:

o    the hiring of management and other key personnel;

o    the raising of capital;

o    the procurement of governmental authorizations;

o    the acquisition of equipment and facilities;

o the development, acquisition and integration of operations support systems and other back office systems; and

o    the negotiation of interconnection agreements.

      During the period from our inception on June 2, 1998 through December 31, 1998, we incurred a net loss of $5.1 million, which was attributable to selling, general and administrative expenses of $5.1 million, including noncash deferred compensation of $.4 million, and minimal depreciation and amortization expense.

      We became operational in nine markets by the end of 1999 and generated $4.5 million in revenue for the year ended December 31, 1999. For the year ended December 31, 1999, after giving pro forma effect to the acquisition of Atlantic Connections and the incurrence of debt in connection therewith, we would have had a net loss of $34.2 million. Our historical network operating costs, selling, general and administrative expenses and depreciation and amortization expense during this period were $7.0 million, $23.0 million, and $5.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      At December 31, 2000 we had $173.6 million in cash and cash equivalents, $30.0 million in restricted cash and $9.8 million in short term investments. In addition, we had $83.0 million available under the revolving credit facility.

      Credit Facility. Our credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions, including those described below, with maximum borrowing limits to be reduced starting in 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of December 31, 2000, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan and $17.0 million outstanding under the $100.0 million revolving credit facility, leaving $83.0 million available under the revolving credit facility. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature. We also have $180.0 million outstanding under our subordinated debt facility.

      Cash Flows. We have incurred significant operating and net losses since our inception. We expect to continue to experience increasing operating losses and negative EBITDA as we expand our operations and build our client base. As of December 31, 2000, we had an accumulated deficit of $254.4 million. Net cash used in operating activities was approximately $69.6 million and $24.3 million for the years ended December 31, 2000 and 1999, respectively. Net cash used for operating activities for the year ended December 31, 2000 was primarily due to net losses and an increase in current liabilities due to market expansion and central office collocations added during the year. Net cash used for operating activities for the year ended December 31, 1999 was due to net losses and a decrease in current liabilities.

      Net cash provided by financing activities was $728.8 million and $82.5 million for the years December 31, 2000 and 1999, respectively. Net cash provided by financing activities for the year ended December 31, 2000 was related to $396.0 million of net borrowings under the senior credit facility and subordinated debt facility, $347.9 million of equity contributions, including the issuance of Series A preferred stock, and $14.6 million of payments of financing costs related to the senior credit and subordinated debt facility. Net cash provided by financing activities for the year ended December 31, 1999 was related to $43.3 million of borrowings under the credit facility, $44.0 million of equity contributions and $4.8 million of payments of financing costs.

      Capital Requirements. Capital expenditures were $119.4 million and $56.1 million from the years ended December 31, 2000 and 1999, respectively. We expect that our capital expenditures will be less in future periods as we become operational in all of our 29 planned markets. Net cash used in our investing activities was $489.3 million for the year ended December 31, 2000 and $56.1 million for the year ended December 31, 1999. Net cash used for investing activities for the year ended December 31, 2000 was due to capital expenditures for new and existing markets during 2000. It was also due to the acquisitions of US Xchange in August 2000 and EdgeNet in February 2000 for net cash consideration of $324.6 million and $1.9 million, respectively. Net cash used for investing activities for the year ended December 31, 1999 was due to capital expenditures.

      To expand and develop our business, we will need a significant amount of cash. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including additional market developments and new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our development plans or projections change or prove to be inaccurate. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing or the private or public sale of equity or debt securities. Our ability to obtain additional financing is uncertain. We believe that our cash resources and available credit facilities are sufficient to meet our future capital and operating requirements for our 29 market plan.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      At December 31, 2000, the carrying value of our debt obligations excluding capital lease obligations was $447.0 million and the fair value of those obligations was $445.0 million. The weighted average interest rate of our debt obligations at December 31, 2000 was 12.43%. A hypothetical decrease of approximately 1% from prevailing interest rates at December 31, 2000, would result in an increase in the fair value of our long-term debt by approximately $9.8 million.

      Also, a hypothetical increase of approximately 1% from prevailing interest rates at December 31, 2000, would result in an approximate increase in cash required for interest on our variable rate debt during the next five fiscal years of $1.5 million per year.

      We do not use derivative financial instruments for speculative purposes. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations and, subject to limitations and conditions, are required by our credit facility. Under the credit facility agreement, we are required to enter into hedging agreements with respect to interest rate exposure with an aggregate notional amount equal to 50% of the outstanding borrowings once at least 50% of the aggregate commitment has been utilized. By their nature, these interest rate swap agreements involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

      At December 31, 2000, we had an interest rate swap agreement for a notional amount of $125.0 million. Based on the fair value of the interest rate swap at December 31, 2000, it would have cost us $5.5 million to terminate the agreement. A hypothetical 1% decrease in the rate would decrease the fair value by approximately $0.4 million.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and is effective on a prospective basis for interim periods and fiscal years beginning January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging securities. For our existing derivative instruments and to the extent we begin to enter into such transactions in the future, we will adopt the Statement's accounting and disclosure requirements in the financial statements for the year ending December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements with supplementary data are included under Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 regarding our Directors and nominees is incorporated in this report by reference from certain sections of our definitive proxy statement for our 2001 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later then April 30, 2001. You will find our responses to this Item 10 in the sections titled " Elections of Directors ". The information required by this Item 10 regarding our executive officers and other key personnel is included under Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated in this report by reference from the sections titled "Compensation of Executive Officers" and "Executive Agreements" of our proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is incorporated in this report by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" of our proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated in this report by
reference  from  the  section   titled   "Certain   Relationships   and  Related
Transactions" of our proxy statement.

Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      a. Documents filed as a part of this report.

         1.       Financial Statements

                  See Index to Financial Statements on page 38.

         2.       Financial Statement Schedules

                  See Index to Financial Statements on page 38.

         3.       Exhibits

                  See Index to Exhibits on page 60.

      b. Reports on Form 8-K.

         None filed.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
Report of Independent Public Accountants.................................    39
Consolidated Balance Sheets as of December 31, 2000 and 1999.............    40
Consolidated Statements of Operations for the years ended December 31,
     2000 and 1999 and the period from inception (June 2, 1998)
     through December 31, 1998...............................................41
Consolidated Statements of Redeemable Preferred Stock and Stockholders'
      Equity for the years ended December 31, 2000 and 1999 and the period from inception (June 2, 1998) through December 31, 1998.........42
Consolidated Statements of Cash Flows for the years ended December 31,
      2000 and 1999 and the period from inception (June 2, 1998) through
      December 31, 1998....................................................  43
Notes to Consolidated Financial Statements...................................44
Schedule II-Valuation and Qualifying Accounts................................58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Choice One Communications Inc.:



We have audited the accompanying consolidated balance sheets of Choice One Communications Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999, and the period from inception (June 2, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice One Communications Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and the period from inception (June 2, 1998) through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                                   /S/ ARTHUR ANDERSEN LLP


Rochester, New York
February 9, 2001

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 2000 and 1999

             (Amounts in thousands, except share and per share data)

                                                                      December 31, 2000  December 31, 1999

                               ASSETS
Current Assets:
     Cash and cash equivalents.......................................   $173,573            $  3,615
     Restricted cash.................................................     30,000                   -
     Investments.....................................................      9,801                   -
     Accounts receivable (net of allowance for doubtful accounts of
       $2,372 and $86 at December 31, 2000 and 1999)..............        20,655               2,929
     Prepaid expenses and other current assets.......................      4,913                 709
                                                                           -----          ----------
Total current assets.................................................    238,942               7,253
                                                                         -------           ---------
Property and Equipment:
     Property and equipment..........................................    329,704              77,318
     Less-accumulated depreciation...................................    (26,871)             (4,891)
                                                                         --------          ----------
Total property and equipment.........................................    302,833              72,427
                                                                         -------            --------

Other assets, net....................................................    382,055              14,832
                                                                         -------            --------
Total assets.........................................................   $923,830             $94,512
                                                                        ========             =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of capital lease................................   $     32           $      --
     Accounts payable................................................     14,782               5,060
     Accrued expenses................................................     38,328              11,228
                                                                          ------            --------
Total current liabilities............................................     53,142              16,288
                                                                          ------            --------

Long-term debt.......................................................    447,000              51,500
Long-term capital lease..............................................      1,635                  --
                                                                           -----          ----------
Total long-term debt and other liabilities...........................    448,635              51,500
Commitments and Contingencies

Redeemable Preferred Stock:
     Preferred stock, $0.01 par value, 5,000,000 shares
     authorized;
     200,000 shares issued and outstanding, ($214,000                    162,523                  --
     liquidation value at December 31, 2000) ........................

Stockholders' Equity:
     Common stock, $0.01 par value, 150,000,000 and 47,730,196
       authorized, 37,911,851 and 22,022,256 shares issued as of
       December 31, 2000 and 1999, respectively......................        379                 220
     Treasury stock, 68,197 shares, at cost, at December 31, 2000....       (216)                 --
     Additional paid-in capital......................................    566,975              72,454
     Deferred compensation...........................................    (53,207)             (8,401)
     Accumulated deficit.............................................   (254,401)            (37,549)
                                                                        ---------           ---------
Total stockholders' equity...........................................    259,530              26,724
                                                                         -------            --------
Total liabilities and stockholders' equity...........................   $923,830             $94,512
                                                                        ========             =======

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For years ended December 31, 2000 and 1999 and
       the period from inception (June 2, 1998) through December 31, 1998
             (Amounts in thousands, except share and per share data)

                                                                                                           Period from
                                                                                                             inception
                                                                                                          (June 2, 1998)
                                                                            Year Ended      Year Ended       through
                                                                           December 31,    December 31,   December 31,
                                                                               2000            1999           1998
                                                                           ---------------------------------------------
Revenue ..............................................................   $     68,082    $      4,518    $       --
Operating expenses:
     Network costs ...................................................         56,182           6,979            --
     Selling, general and administrative, including non-cash deferred compensation of $6,973, $2,048 and $376 in 2000, 1999 and 1998,
       respectively, and non-cash management ownership allocation
       charge of $83,554 in 2000 and $0 in 1999 and 1998 .............        173,197          22,978           5,060
     Depreciation and amortization ...................................         41,003           5,153              36
                                                                         ------------    ------------    ------------
     Total operating expenses ........................................        270,382          35,110           5,096
                                                                         ------------    ------------    ------------
Loss from operations .................................................       (202,300)        (30,592)         (5,096)
                                                                         ------------    ------------    ------------
Interest income/(expense):
     Interest income .................................................          2,111              76             138
     Interest expense ................................................        (16,663)         (1,959)           (116)
                                                                         ------------    ------------    ------------
     Interest income/(expense), net ..................................        (14,552)         (1,883)             22
                                                                         ------------    ------------    ------------
Net loss .............................................................       (216,852)        (32,475)         (5,074)
     Accretion on preferred stock ....................................          2,393            --              --
     Accrued dividends on preferred stock ............................         11,830            --              --
                                                                         ------------    ------------    ------------
Net loss applicable to common stock ..................................   $   (231,075)   $    (32,475)   $     (5,074)
                                                                         ============    ============    ============
Net loss per share, basic and diluted ................................   $      (7.11)   $      (1.47)   $      (0.28)
                                                                         ============    ============    ============
Weighted average number of shares outstanding, basic and diluted .....     32,481,307      22,022,256      18,017,791
                                                                         ============    ============    ============





           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

               For the years ended December 31, 2000 and 1999 and
       the period from inception (June 2, 1998) through December 31, 1998
                    (Amounts in thousands, except share data)


                                    Redeemable                       Treasury  Additional
                                  Preferred Stock   Common  Stock     Stock     Paid-In    Deferred    Accumulated  Total
                                  Shares   Amount   Shares  Amount    Amount    Capital  Compensation   Deficit
                                  ------   ------   ------  ------    ------    -------  ------------   --------    -----
Balance, June 2, 1998
(date of inception).............     -     $.            --  $  -   $     -     $    -       $ --      $   --       $   -
 Issuance of common stock........    -      .    21,275,829   213         -      17,615        --          --        17,828
 Deferred compensation...........    -      .           --     -          -       3,699      (3,699)       --           -
 Amortization of deferred
 compensation...................     -      .           --     -          -                     376        --           376
 Net loss and comprehensive loss     -      .           --     -          -          -            -     (5,074)      (5,074)
                                   ----   ----   ----------  ----      -------  --------     ------- -----------  ----------
Balance, December 31, 1998 ......    -      .    21,275,829   213         -      21,314       (3,323)   (5,074)      13,130
 Capital contributions and
 issuance of common stock........    -      .       746,427     7         -      44,014         --         --        44,021
 Deferred compensation..........     -      .           --     -          -       7,126       (7,126)      --            -
 Amortization of deferred
 compensation...................     -      .           --     -          -           -        2,048       --         2,048
 Net loss and comprehensive loss     -      .           --     -          -           -            -   (32,475)     (32,475)
                                   ----   ----   ----------- ----      -------  ---------    -------- ----------  ----------
Balance, December 31, 1999......     -      .    22,022,256   220         -      72,454       (8,401)  (37,549)      26,724
 Issuance of common stock.......     -      .     9,014,488    91         -     150,451           --       --       150,542
 Conversion of promissory note
 to common stock................     -      .       132,148     1         -       2,399           --       --         2,400
 Deferred compensation..........     -      .       535,296     5         -      15,789      (15,794)      --           --
 Management ownership
 allocation charge.............      -      .           --      -         -     119,866     (119,866)      --           --
 Amortization of deferred
 compensation..................      -      .           --      -         -           -       90,527       --        90,527
 Issuance of common stock for
 the US Xchange acquisition....      -      .     6,207,663    62         -     171,021           --       --       171,083
 Issuance of preferred stock
 and warrants.................. 200,000 148,300          --     -         -      49,353           --       --        49,353
 Accretion on preferred stock..      -    2,393          --     -                (2,393)          --       --        (2,393)
 Accrued dividends on preferred
 stock.........................      -   11,830          --     -         -     (11,830)          --       --       (11,830)
 Acquisition of treasury shares.     -      .       (68,197)    -      (216)       (135)         327       --           (24)
 Net loss and comprehensive loss     -      .            --     -         -           -           --  (216,852)    (216,852)
                                   ----   -----   ----------- ----     -------  ----------   -------- ---------- -----------
Balance, December 31, 2000..... 200,000 $162,523  37,843,654  $379    $(216)    $566,975    $(53,207)$(254,401)    $259,530
                               ======== ========= =========== ====     =======  ==========   ======== ========== ===========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For years ended December 31, 2000 and 1999 and
       the period from inception (June 2, 1998) through December 31, 1998
                             (Amounts in thousands)

                                                                                                               Period from inception
                                                                                 Year Ended        Year Ended        (June 2, 1998)
                                                                                December 31,       December 31, through December 31,
                                                                                      2000           1999               1998
                                                                                      ----           ----               ----
Cash flows from operating activities:
Net loss ........................................................................       $(216,852)       $ (32,475)       $  (5,074)
Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization ...............................................          41,003            5,153               36
    Amortization of deferred financing costs ....................................           1,860              294               51
    Deferred compensation and management ownership allocation
        charge ...................................................................         90,527            2,048              376
    Changes in assets and liabilities:

       Accounts receivable, net .................................................          (9,554)          (1,771)            --
       Prepaid expenses and other current assets ................................          (3,147)            (476)            (144)
       Other long term assets ...................................................             703             --               --
       Accounts payable .........................................................           2,323            2,107            1,630
       Accrued expenses .........................................................          23,533              801            9,712
                                                                                        ---------        ---------        ---------

          Net cash (used in) provided by operating activities ...................         (69,604)         (24,319)           6,587
                                                                                        ---------        ---------        ---------
Cash flows from investing activities:
    Capital expenditures ........................................................        (119,400)         (56,077)         (21,146)
    Purchase of investments .....................................................         (11,545)            --               --
    Increase in restricted cash .................................................         (30,000)            --               --
    Cash payments for acquisition of business, net of cash acquired .............        (328,335)            --               --
                                                                                        ---------        ---------        ---------
       Net cash used in investing activities ....................................        (489,280)         (56,077)         (21,146)
Cash flows from financing activities:
       Additions to long-term debt ..............................................         620,125           71,251             --
       Principal payments of long-term debt .....................................        (224,625)         (28,000)            --
       Proceeds from capital contributions and issuance of

          common stock ..........................................................         150,276           44,021           17,828
       Repurchase of treasury stock .............................................             (24)            --               --
       Proceeds from issuance of preferred stock ................................         197,655             --               --
       Payments of financing costs ..............................................         (14,565)          (4,752)          (1,778)
                                                                                        ---------        ---------        ---------

Net cash provided by financing activities .......................................         728,842           82,520           16,050
                                                                                        ---------        ---------        ---------
Net increase in cash and cash equivalents .......................................         169,958            2,124            1,491

Cash and cash equivalents, beginning of period ..................................           3,615            1,491             --
                                                                                        ---------        ---------        ---------
Cash and cash equivalents, end of period ........................................       $ 173,573        $   3,615        $   1,491
                                                                                        =========        =========        =========

Supplemental disclosures of cash flow information:
    Interest paid....................................................                   $  8,930         $   1,381        $     65
                                                                                      ===========      ============      ==========
    Income taxes paid................................................                   $     27         $      10        $      -
                                                                                      ===========      ============      ==========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
           (All amounts in thousands, except share and per share data)


NOTE 1.       DESCRIPTION OF BUSINESS


Choice One Communications Inc. and subsidiaries (the "Company"), an integrated communications provider, was incorporated under the laws of the State of Delaware on June 2, 1998.

The Company is an integrated communications provider offering voice and broadband data telecommunications services primarily to small and medium- sized businesses in second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, and high-speed data and Internet service, principally utilizing digital subscriber line technology. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2.       RECLASSIFICATION


Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

The consolidated financial statements include all accounts of Choice One Communications Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Development Stage Company

Until February 1999, the Company was in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." Accordingly, the Company has incurred operating losses and operating cash flow deficits. Expenses are expected to exceed revenue until a sufficient customer base is established. Management anticipates that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. The cost of the cash equivalents approximates fair market value.

Restricted Cash

Restricted cash represents funds held in escrow for future interest payments on the subordinated debt facility payable quarterly in February, May, August and November 2001.

Investments


Short-term investments consist of commercial papers and mature in less than four months. The investments are considered available for sale and are stated at fair value which approximates the carrying value of the investment.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Property and Equipment

Property and equipment includes office furniture and equipment, computer equipment and software, switch equipment, construction-in-progress of switches and leasehold improvements. These assets are stated at cost, which includes direct costs, capitalized labor and capitalized interest. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

         Switch equipment...................................... 10 years
         Computer equipment and software....................... 3-5 years
         Office furniture and equipment........................ 3-7 years
         Indefeasible right to use fiber....................... 20 years

Depreciation of the switch equipment begins once the switches are placed in service. Construction in progress costs relate to projects to acquire, install and make operational switch equipment. Direct labor costs, monthly recurring costs of the collocations, and interests costs incurred in connection with the installation and construction of certain equipment are capitalized until such equipment becomes operational. These costs are then amortized over the life of the related asset.

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the related lease term.
Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed as incurred.

Included in property and plant is leased equipment which has been capitalized and the present value of minimum lease payments is recorded as a liability. Amortization on the capitalized leased equipment is computed on the straight-line method over the term of the lease.

Other Assets

Other assets primarily consist of goodwill, customer base, deferred financing costs and other assets.

Goodwill represents the excess purchase price over the fair value of net assets acquired and is being amortized using the straight-line method over ten years.

Customer base represents the fair value of the customer base obtained through acquisitions and is being amortized using the straight-line method over five years.

Deferred financing costs consists of capitalized amounts for bank financing fees, professional fees and other expenses related to the Company's senior credit facility and subordinated debt facility. These costs are being amortized on the effective interest rate method, over the life of the related debt. Amortization expense for these costs is included as a component of interest expense in the Consolidated Statements of Operations.

The Company reviews its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the tax rates and laws that are currently in effect. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not that such benefits will be realized.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Deferred Compensation

The Company recognizes deferred compensation for the difference between the fair market value of the Company's stock and the price at which such stock has been sold to management employees since the formation of the Company, for the difference between fair market value of the Company's stock and the exercise price of certain options granted, and for restricted shares issued to employees. The deferred compensation charge and management allocation charges included in deferred compensation on the consolidated balance sheet are amortized over the period in which the employee earns the right to sell the stock at market value or, in the case of options and restricted stock, over the vesting period.

Fair Value of Financial Instruments

The fair value of financial instruments are accounted for in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, restricted cash, short-term investments, prepaid expenses and other current assets, accounts payable and amounts included in accruals meeting the definition of a financial instrument approximate fair value because of the short-term maturity of these instruments. The carrying values, notional amounts and related estimated fair values for the Company's remaining financial instruments are as follows:

                                            2000                               1999
                                     Carrying Value/                     Carrying Value/
                                     Notional Amount     Fair Value      Notional Amount      Fair Value
Long-term debt                      $447,000            $444,895             $51,500              $51,500
Interest rate swap agreements       $125,000            $(5,526)             $  -                 $  -




Net Loss per Common Share

The Company calculates net loss per share under the provisions of the SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be antidilutive. The Company had options and warrants to purchase 4,391,260, 605,202 and 198,397 shares outstanding at December 31, 2000, 1999 and 1998, respectively, that were not included in the calculation of diluted loss per share because the effect would be antidilutive.

Comprehensive Income

During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires comprehensive income and its components to be presented in the financial statements. During 2000, 1999 and 1998, the Company had no comprehensive income components; therefore, comprehensive loss was the same as net loss for the periods presented.

Revenue Recognition

Revenue is recognized in the month in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the month in which service is provided.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Network Costs


Network costs include lease costs and costs of originating and terminating calls incurred through third party providers.

Concentrations of Risk

The Company has no concentration of credit risk within its receivables. As of and for the year ended December 31, 2000, no customers represented more than 10% of the Company's receivables or revenue.

The Company leases its transport capacity from a limited number of suppliers and are dependent upon the availability of transmission facilities owned by the suppliers. The Company is vulnerable to the risk of being unable to renew favorable supplier contracts, and the supplier not timely processing orders for the Company's customers. The Company is at risk with respect to regulatory agreements that govern rates charged by the suppliers.

Derivatives

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), " Accounting for Derivative Instruments and Hedging Activities". The effective date of the statement was deferred until fiscal years beginning after June 15, 2000. Therefore, the Company is expected to adopt the statement in its first fiscal quarter of 2001. SFAS No. 133 requires that all derivative instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Due to the Company's limited use of derivatives, the adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.

Derivative instruments are used by the Company to manage its interest rate exposures. The Company does not use the instruments for speculative purposes. Interest rate swap agreements are employed as a requirement of the Company's senior credit facility. The facility requires an interest rate hedge for 50% of the outstanding principal balance once the Company has utilized 50% of the aggregate funding under the facility. The interest differential to be paid or received under the related interest rate swap agreements is currently recognized over the life of the related debt and is included in interest expense or income. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of these assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 4.       ACQUISITIONS


On August 1, 2000, the Company acquired US Xchange, Inc. ("US Xchange"), a corporation headquartered in Grand Rapids, Michigan, which is engaged in the business of providing integrated communications services within the midwest, primarily third tier cities. The purchase price was approximately $324.6 million in net cash and 6.2 million shares of common stock issued to the sole shareholder. The net cash consideration paid consists of $303.0 million disbursed upon closing and $21.6 million disbursed prior to and subsequent to the closing date in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of US Xchange have been included in the Company's consolidated financial statements since the acquisition date.

The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill. Goodwill of $318.4 million, customer base of $48.5 million and property and equipment consisting of an indefeasible right to use fiber of $34.3 million are being amortized on a straight-line basis over 10 years, five years and 20 years, respectively. The assets and liabilities of US Xchange have been recorded at their fair values. In connection with the acquisition, liabilities assumed and cash paid were as follows:


Fair value of assets acquired, including cash acquired....    $ 535,648

Less-liabilities assumed..................................       10,833
                                                                 ------

Total consideration paid..................................      524,815

Less-cash acquired........................................       29,086

Less-common stock issued..................................      171,083
                                                                -------

Net cash paid for acquisition.............................    $ 324,646
                                                              =========


On February 24, 2000, the Company acquired EdgeNet, Inc. ("EdgeNet"), a corporation based in Buffalo, New York, which is engaged in the business of providing Internet home page design and development. The purchase price was approximately $4.3 million, consisting of approximately $1.9 million in cash and approximately $2.4 million in a promissory note that was converted into 132,148 shares of the Company's common stock in September 2000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of EdgeNet, Inc. have been included in the Company's consolidated statement since the acquisition date. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill of $3.5 million, which is being amortized on a straight-line basis over ten years.


In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired......  $    4,397

Less-liabilities assumed....................................         134
                                                                --------

Total consideration paid....................................       4,263

Less-cash acquired..........................................           1

Less-amounts borrowed.......................................       2,400
                                                                   -----

Net cash paid for acquisition...............................   $   1,862
                                                               =========


In November 1999, the Company purchased all of the outstanding units of Atlantic Connections, L.L.C. ("Atlantic Connections"), a local and long distance provider with operations in the Portsmouth, New Hampshire and Worcester, Massachusetts metropolitan areas. The purchase price, including contingent consideration of $1.5 million in cash that was paid in September 2000, was approximately $10.0 million. The transaction was accounted for as a purchase and is included in the Company's Consolidated Statements of Operations since the date of acquisition. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill of $7.3 million, which is being amortized on a straight-line basis over ten years.

In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash                       $  12,131
acquired...................................
Less-liabilities                                                        2,038
                                                                    ---------
assumed...............................................
Total consideration                                                    10,093
paid..................................................
Less-cash                                                                  17
acquired..............................................
Less-amounts                                                            8,249
                                                                    ---------
borrowed..............................................
Net cash paid for                                                   $   1,827
                                                                    =========
acquisition...........................................

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 5.       PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed results of operations combine the operations of the Company with those of US Xchange acquired on August 1, 2000 as well as Atlantic Connections acquired on November 3, 1999, as if the acquisitions had occurred on January 1, 1999. The unaudited pro forma condensed results of operations are presented after giving effect to certain adjustments for depreciation, amortization of intangible assets, interest expense on the acquisition financing and non-cash deferred compensation charge on restricted shares of common stock issued in connection with the US Xchange acquisition on August 1, 2000. The acquisitions were accounted for using the purchase method of accounting.

The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma results of operations do not purport to represent what the Company's financial position or results of operations would actually have been if the transaction in fact occurred on such date or at the beginning of the period indicated or to project the Company's financial position or the results of operations at any future date or for any future period.

                                        Pro Forma Year Ended
                                     December 31, 2000         December 31, 1999
 Revenue...............................  $  94,927                   $  38,786
 Loss from operations..................  $(262,152)                  $(147,429)
 Net loss..............................  $(284,455)                  $(167,421)
 Net loss applicable to common stock...  $(317,249)                  $(203,231)
 Net loss per share, basic and diluted.  $   (9.35)                  $   (7.07)
 Weighted average number of shares
      outstanding, basic and diluted... 33,924,783                   28,765,215




NOTE 6.       PROPERTY AND EQUIPMENT


Property and equipment, at cost, consisted of the following:
                                       December 31, 2000     December 31, 1999

 Switch equipment........................ $ 213,122                $  56,263
 Computer equipment and software.........    32,754                   11,416
 Office furniture and equipment..........     9,520                    2,687
 Leasehold improvement...................    20,920                    1,675
 Indefeasible right to use fiber.........    35,995                       --
 Construction in progress................    17,393                    5,277
                                             ------                    -----
                                          $ 329,704                $  77,318
                                          =========                =========


Capitalized labor included in property and equipment was $2,464, $3,894 and $647 during the years ended December 31, 2000 and 1999, and the period from inception (June 2, 1998) through December 31, 1998, respectively. Capitalized monthly recurring costs of collocations in property and equipment were not material during the periods presented. Approximately $57 and $250 of interest costs, associated with borrowings used to finance the construction of long-term assets, was capitalized during the years ended December 31, 2000 and 1999, respectively. There were no interest costs capitalized during the period from inception (June 2, 1998) to December 31, 1998.

Depreciation expense for the years ended December 31, 2000 and 1999 and for the period from inception (June 2, 1998) through December 31, 1998 amounted to $21,980, $4,855 and $36, respectively.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

NOTE 7.       OTHER ASSETS

Other assets consisted of the following:
                                     December 31, 2000         December 31, 1999

    Goodwill..........................  $ 329,192                  $  5,464
    Customer base.....................     52,285                     3,300
    Deferred financing costs..........     19,870                     5,305
    Other assets......................      2,231                     1,406
                                            -----                     -----
                                          403,578                    15,475
    Less-accumulated amortization.....    (21,523)                     (643)
                                          --------                     -----
                                        $ 382,055                   $14,832
                                          =======                    ======


NOTE 8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:
                                      December 31, 2000        December 31, 1999

 Accrued network costs................   $ 18,348                   $   3,969
 Accrued payroll and payroll
     related benefits.................      4,460                       1,440
 Accrued collocation costs............      5,569                       2,470
 Accrued interest.....................      7,463                         547
 Other................................      2,488                       2,802
                                            -----                       -----
                                         $ 38,328                    $ 11,228
                                         ========                    ========


NOTE 9.       LONG-TERM DEBT


Long-term debt outstanding consists of the following:
                                     December 31, 2000         December 31, 1999

  Term A loan............................$  125,000                  $    --
  Term B loan............................   125,000                       --
  Subordinated debt......................   180,000                       --
  Revolver...............................    17,000                    51,500
                                           --------                 ---------
  Long-term debt........................ $  447,000                  $  51,500
                                         ==========                  =========


Maturities of long-term debt are as follows for the year ending December 31:



    2003......................................      $1,876
    2004......................................       9,063
    2005......................................      18,438
    Thereafter................................     417,623
                                                   -------
    Total.....................................   $ 447,000
                                                 =========

In February 2000, in connection with the acquisition of EdgeNet, the Company entered into $2.4 million of promissory notes with the shareholders of EdgeNet. The promissory notes were converted into 132,148 shares of the Company's common stock in September 2000.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

In August 2000, the Company amended and restated its Credit Agreement (the "Second Amended Agreement"). The Second Amended Agreement, which terminates on eight and one-half years from August 1, 2000, provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. The Second Amended Agreement was used, in part, to finance the acquisition of US Xchange and will be used to finance capital expenditures and to provide working capital. Borrowings under the Second Amended Agreement are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at either the LIBOR rate or the base rate (the higher of the prime interest rate or the federal funds rate plus 0.5 percent), with additional percentage points added based on the Company's leverage ratio, as defined in the Second Amended Agreement. In addition, the Company is also required to pay a commitment fee of 0.75 percent to 1.5 percent per annum based on the unutilized portion of the credit facility. At December 31, 2000, the weighted average interest rate under the Second Amended Agreement was 11.16%.

The aggregate commitment under the Second Amended Agreement is reduced by 1.25 percent per quarter commencing on December 31, 2003 until September 30, 2004, by
2.50 percent per quarter commencing on December 31, 2004 until September 30, 2005, by 6.25 percent per quarter commencing on December 31, 2005 until September 30, 2006, and by 7.50 percent per quarter commencing on December 31, 2006 until termination of the loan on January 31, 2009. As of December 31, 2000, $83.0 million was available under the revolving credit facility.

The Second Amended Agreement revised certain covenants including total debt to contributed capital, minimum revenue, maximum earnings before interest, taxes, depreciation and amortization (EBITDA) losses, maximum capital expenditure levels, minimum asset coverage, leverage ratio, fixed charge ratio and interest coverage ratio, all as defined in the Amended Agreement. At December 31, 2000, the Company was in compliance with these covenants.

On August 1, 2000, the Company entered into a $180.0 million unsecured subordinated debt facility which is a one-year overfunded facility. Upon draw down of the facility in November 2000, $30.0 million of the proceeds was credited into escrow to fund cash interest payments on the loan. This amount is reflected as restricted cash in the consolidated balance sheet. Morgan Stanley Senior Funding, a related party to the Company, was sole lead arranger for the subordinated debt facility. The one-year overfunded facility maturity date is November 10, 2001. On the maturity date, subject to certain conditions, any outstanding balance will be redeemed with the issuance of rollover notes. The rollover notes mature on the ninth anniversary of the rollover issuance date. On the date of the issuance of the rollover notes, the Company will issue warrants representing up to 5% of the fully diluted common stock of the Company on such date. All warrants will be exercisable at 10% above the then current trading price for the common stock of the Company for a period of five years from the warrants' issuance date.

As  of  December  31,  2000,  the  $180.0  million  of  subordinated   debt  was
outstanding. Interest will be payable quarterly based on LIBOR plus an applicable margin. The interest rate was 14.31% on December 31, 2000.

At December 31, 2000, the carrying value of the Company's debt obligations, excluding capital lease obligations, was $447.0 million and the fair value of those obligations was $445.0 million.

NOTE 10.      DERIVATIVE INSTRUMENTS

Under the Second Amended Agreement, the Company is required to enter into hedging agreements with respect to interest rate exposure with an aggregate notional amount equal to 50% of the outstanding borrowings once at least 50% of the aggregate commitment has been utilized. The Company uses interest rate swap agreements to reduce its exposure to interest rate changes. On August 31, 2000 the Company entered into a swap contract related to $125.0 million borrowed on the term B loan. The swap expires in 2006 and is based on three-month LIBOR, which is fixed at 6.94%, plus an applicable margin. The differential to be received or paid under the interest rate swap agreement is recognized as a component of interest expense.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


At December 31, 2000, the notional principal amount of the interest rate swap agreement was $125.0 million expiring in 2006. The fair value of the swap agreement was $(5.5) million as of December 31, 2000. The fair value of the interest rate swap agreement is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at the reporting date.

NOTE 11.      REDEEMABLE PREFERRED STOCK


On August 1, 2000, the Company issued 200,000 shares of Series A senior cumulative redeemable preferred stock and related warrants in a private placement for $200.0 million. The Series A Preferred Stock was issued to Morgan Stanley Dean Witter Capital Partners, a related party to the Company. Each share of Series A preferred stock has a stated value of $1,000 and ranks senior to each other class or series of the Company's capital stock.


Dividends will accrue quarterly at the rate of 14.0% per annum, cumulative and compounded quarterly. Prior to August 1, 2005 (the fifth anniversary of the issue date) the Company may pay dividends quarterly in additional shares of Series A preferred stock or in cash, at the Company's option. Thereafter until maturity, dividends are to be paid in cash. The Series A preferred stock matures on August 1, 2012, at which time the Company must redeem the shares for their stated value plus any unpaid dividends. The preferred stock is not redeemable by the Company prior to August 1, 2005. For redemptions of the preferred stock between August 1, 2005 and the maturity date of August 1, 2012, the Company must pay a premium on amounts redeemed based on the following schedule:

                  August 1, 2005 to July 31, 2006             107%
                  August 1, 2006 to July 31, 2007             104.67%
                  August 1, 2007 to July 31, 2008             102.33%
                  August 1, 2008 and thereafter               100%

For liquidation or change in control during the first five years or any time through the maturity date, the premium on redeemed amounts would be 100% and 101%, respectively.


During 2000, $11.8 million in dividends were accrued and will be paid in additional shares of Series A cumulative redeemable preferred stock.


NOTE 12.      STOCKHOLDERS' EQUITY


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

On February 16, 2000, the Company raised $164.3 million, less $14.0 million in expenses, in an initial public offering of Common Stock (the "equity offering").

Prior to the equity offering, the Company's institutional investors and management owned 95.0 percent and 5.0 percent, respectively, of the ownership interests of Choice One LLC, an entity that owned substantially all of the Company's outstanding capital stock. As a result of the equity offering, Choice One LLC was dissolved and its assets, which consisted almost entirely of such capital stock, were distributed to the Company's institutional investors and management in accordance with the LLC Agreement. The LLC Agreement provided that the Equity Allocation between the Company's institutional investors and management be 68.5 percent to the Investor Members and 31.5 percent to management based upon the valuation implied by the equity offering.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

As the estimated fair value of the Company had exceeded the price at which ownership units of Choice One LLC had been sold to management employees since the formation of the Company and prior to the initial public offering, the Company had recognized deferred compensation of $4.4 million and $1.7 million at December 31, 1999 and 1998, respectively, of which $2.1 million, $0.9 million and $0.2 million had been amortized to expense during the years ended December 31, 2000 and 1999, and the period from inception (June 2, 1998) to December 31, 1998, respectively.

Upon the consummation of the initial public offering, the Company was required by generally accepted accounting principles to record the increase (based upon the valuation of the Common Stock implied by the equity offering) in the assets of Choice One LLC allocated to management as a $119.9 million increase in additional paid-in capital, with a corresponding increase in non-cash deferred compensation. We were required to record $62.4 million as an initial non-cash, nonrecurring charge to operating expense and the remaining $57.5 million was recorded as a deferred management ownership allocation charge. We amortized $21.1 million of the deferred charge during 2000 and will amortize $24.8 million and $11.6 million during 2001 and 2002, respectively, which is the period over which the Company has the right to repurchase the securities (at fair market value or the price paid by the employee, if that price is less than fair market value) in the event the management employee's employment with the Company is terminated.

In connection with the issuance of the Series A preferred stock, the Company issued warrants to the holders of the Series A preferred stock. The warrants to purchase 1,747,454 shares of our common stock are exercisable in whole or in part at any time. The warrant exercise price is $0.01 per share of common stock. The warrants will expire on August 1, 2012.

In connection with the acquisition of US Xchange on August 1, 2000, the Company issued 6,207,663 shares to the sole shareholder and 535,296 of restricted shares to the employees of US Xchange. The restricted shares issued to the employees will vest over two years at 50% per annum. Since August 1, 2000, the Company has reacquired certain of these restricted shares from employees who have terminated their employment with the Company. These shares are classified as treasury stock in the accompanying financial statements. Deferred compensation related to the issuance of the restricted shares for $14.8 million was recorded to stockholders' equity of which $3.0 million was amortized during 2000.

NOTE 13. STOCK OPTION PLAN


In 1998, the Company's stockholders approved the 1998 Employee Stock Option Plan (the "1998 Plan"). The persons to whom options are granted, the number of shares granted to each and the period over which the options become exercisable are determined by the Employee Option Plan Administrative Committee. The options granted have a term of ten years and vest at equal rates over a four-year period. The total number of shares authorized under the 1998 Plan is 6,000,000.

In 1999, the Company's stockholders approved the 1999 Director Stock Incentive Plan (the "1999 Plan"). Options under the plan are issued to attract and retain outside directors of the Company. The number of shares granted and the period over which the options become exercisable are determined by the Board of Directors. The options granted have a term of ten years and vest at equal rates over a four-year period. The total number of shares authorized under the 1999 Plan is 531,896.


The Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the "disclosure-only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Had compensation cost for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, the Company's net loss would have increased to the pro forma amount indicated below for the years ended December 31, 2000 and 1999 and the period from inception (June 2, 1998) through December 31, 1998.


                                                2000         1999        1998
                                                ----         ----        ----

         Net loss as reported...............$ (216,852)  $ (32,475)   $ (5,074)
         Net loss pro forma.................$ (220,680)  $ (32,658)   $ (5,087)

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Net loss per share, basic and diluted:
                                            2000         1999        1998
                                            ----         ----        ----
         As reported....................  $(7.11)      $(1.47)    $ (0.28)
         Pro forma......................  $(7.23)      $(1.48)    $ (0.28)


For purposes of the pro forma  disclosure  above,  the fair value of each option
grant  is  estimated   on  the  date  of  the  grant  using  the   Black-Scholes
option-pricing model:

                                     2000              1999             1998
                                     ----              ----             ----

  Dividend  yield.............  0.00 percent      0.00 percent     0.00 percent
  Expected volatility.........136.39 percent      0.00 percent     0.00 percent
  Risk-free interest rate.....  5.99 percent      5.74 percent     4.99 percent
  Expected  life..............     7 years           7 years          7 years


The weighted average grant date fair value of options granted during the years ended December 31, 2000 and 1999 and the period from inception (June 2, 1998) through December 31, 1998 was $17.28, $12.09 and $13.99, respectively. SFAS No. 123 has only been applied to options granted beginning August 12, 1998. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

The following is a summary of the activity in the Company's plans during the years ended December 31, 2000 and 1999 and the period from inception (June 2, 1998) through December 31, 1998:

                                                 2000                     1999                      1998
                                                 ----                     ----                      ----
                                               Weighted                 Weighted                  Weighted
                                               Average                   Average                   Average
                                               Exercise                 Exercise                  Exercise
                                         Shares        Price      Shares     Price             Shares    Price
                                         ------        ------     ------     -----             ------    ------
  Options outstanding,
      beginning of period......          605,202         $5.32    198,397    $ 2.82              -      $     -

  Options granted...............       2,314,378         18.23    492,333      5.92         198,397         2.82
  Options exercised.... .................(26,947)         3.36          -           -            -            -
  Options                                (248,827)       13.57     85,528)     2.94              -            -
                                       -----------                ---------                -----------
  forfeited..........................
  Options outstanding,
          end of period                2,643,806         15.52    605,202      5.32         198,397         2.82
                                        =========                  =======-                 =======
  Options exercisable... ................207,344          4.94          -           -            -           -



The weighted-average remaining contractual life of options outstanding was 9.4 years, with exercise prices ranging from $2.82 to $40.81, as of December 31, 2000. None of the options expired during 2000, 1999 and 1998.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Options outstanding as of December 31, 2000 consisted of the following:

                                  Options Outstanding                                Options Exercisable
                -------------------------------------------------------       -------------------------------------

                                Weighted-Average
    Range of       Number of       Remaining           Weighted-Average      Number of        Weighted-Average
 Exercise Prices     Shares     Contractual Life   Exercise Price Per Share    Shares     Exercise Price Per Share
 ---------------     ------     ----------------   ------------------------    ------     ------------------------
   $2.82 to 4.00        307,704       8.0 years             $ 3.19                145,803           $3.07
    6.50 to 9.40      1,045,328       9.6                     6.92                 54,657            8.72
   12.19 to 20.00       521,919       9.6                    14.31                  6,884           14.48
   28.25 to 40.81       768,855       9.5                    32.98                      -
                     ----------                                               -----------
   $2.82 to 40.81     2,643,806       9.4                    15.52                207,344            4.94
                      =========                                                   =======


As the estimated fair market value of the Company's stock exceeded the exercise price of certain options granted, the Company has recognized total gross deferred compensation expense of $7,507, $6,466 and $1,957 at December 31, 2000, 1999 and 1998, respectively, of which $1,860, $1,115 and $201 has been amortized to expense during the years ended December 31, 2000 and 1999 and the period from inception (June 2, 1998) through December 31, 1998, respectively. The deferred compensation is amortized to expense over the vesting period of the options.

The Company's certificate of incorporation provides that it may issue preferred stock without shareholder approval. Under certain circumstances, as defined in the certificate of incorporation and by-laws, preferred stock could be issued by the Company in connection with a shareholder rights plan. The issuance of preferred stock in connection with a shareholder rights plan could cause substantial dilution to any person or group that attempts to acquire the Company on terms not approved in advance by the Company's board of directors.

NOTE 14. INCOME TAXES


The Company had approximately $125,346 and $32,188 of net operating loss carryforwards for federal income tax purposes at December 31, 2000 and 1999, respectively. The net operating loss carryforwards will expire in the years 2020 and 2019, respectively, if not previously utilized. Application of Internal Revenue Code section 382 may limit the utilization of the net operating loss carryforward. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2000 and 1999, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

The deferred tax asset is comprised of the following at December 31:

                                                     2000          1999
                                                     ----          ----
         Intangible assets.......................$ (11,527)  $     (455)
         Accelerated depreciation...............    (1,017)           -
         Start-up and other capitalized              1,768        1,572
         costs.................................
         Net operating loss                         53,613       10,259
         carryforwards.........................
         Compensation related                        1,012          526
         adjustments...........................
         Less: valuation allowance.........        (43,849)     (11,902)
                                                   --------    ---------
         Net deferred tax asset..........       $        -  $          -
                                               ============= ============



Under existing tax law, all operating expenses incurred prior to a company commencing its principal operations are capitalized and amortized over a 60-month period for tax purposes.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


NOTE 15. RELATED PARTIES


The Company entered into a master facilities agreement with Fiber Technologies, LLC. ("Fiber Technologies"), a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides the Company with a 20-year indefeasible right to use (IRU) fiber without electronics in 13 of Choice One's market cities.

In addition to the master facilities agreement, the Company made a minority equity investment in Fiber Technologies, in return for which the Company has the right to appoint one representative to the board of directors, and has a vote in determining the new markets in which Fiber Technologies will develop and build local loops.

In addition, Fleet Equity Partners , a related party to the Company, has a significant equity investment in Fiber Technologies.

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

In August 2000, the Company entered into a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. The 20-year indefeasible right to use was acquired as part of the acquisition of US Xchange. A shareholder of RVP Fiber L.L.C. is also a shareholder of the Company, and has the right to appoint one representative to the board of directors of the Company, pursuant to the merger agreement with US Xchange.


NOTE 16.          COMMITMENTS AND CONTINGENCIES


Operating Lease Agreements

The Company leases office space and certain other equipment under various operating leases that expire through 2009. The minimum aggregate payments under noncancelable leases are as follows for the years ending December 31:

          2001...........................$    7,072
          2002...........................     6,805
          2003...........................     5,939
          2004...........................     5,097
          2005...........................     4,751
          Thereafter.....................    18,795
                                             ------
                                          $  48,459
                                          =========


Rent expense for the years ended December 31, 2000 and 1999 and for the period from inception (June 2, 1998) through December 31, 1998 was approximately $4,275, $1,111 and $186, respectively.


401(k) Plan

The Company provides a defined contribution 401(k) plan to substantially all of its employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50 percent of the employees' contributions up to a maximum of 6 percent of their eligible compensation. The matching contribution vests 20% per year beginning after the first year of employment. Plan expenses were approximately $766, $224 and $32 during the years ended December 31, 2000 and 1999, and for the period from inception, June 2, 1998, through December 31, 1998, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Annual Incentive Plan

All full-time noncommissioned Choice One employees are eligible to participate in the Company's bonus. The total amount included in operations for these incentive bonuses was approximately $3,355, $748 and $538 during the years ended December 31, 2000 and 1999, and for the period from inception (June 2, 1998) through December 31, 1998, respectively.

     Other Agreements

In 1999, the Company entered into a sponsorship agreement with Buffalo Bills, Inc. Under the sponsorship agreement, the Company obtained certain marketing and signage rights related to Ralph Wilson Stadium and the Buffalo Bills, a National Football League team, and became the exclusive telecommunications provider of Ralph Wilson Stadium during the 1999 through 2003 seasons. The agreement requires the Company to pay a total of $2.4 million during the period from September 30, 1999 through June 30, 2004.

In 2000, the Company amended its three-year general agreement with Lucent Technologies, Inc. ("Lucent") establishing terms and conditions for the purchase of Lucent products, services and licensed materials. The agreement requires the Company to purchase a minimum of $100.0 million of Lucent products, services and licensed materials. If the Company fails to purchase the minimum requirements, an additional price premium is charged.

In 2000, the Company entered into a master facilities agreement with Fiber Technologies. The agreement provides the Company with a 20-year indefeasible right to use fiber without electronics in 13 of Choice One's market cities. The Company has committed to four fibers in each cable in the 13 cities. The Company's commitment could be up to $100.0 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement.

NOTE 17.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                         1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
2000
Revenue ............................................................       $  6,790        $ 10,411        $ 21,354        $ 29,527
Loss from operations ...............................................        (80,618)        (24,948)        (44,372)        (52,362)
Net loss applicable to common stock ................................        (81,656)        (25,018)        (53,710)        (70,688)
Basic and diluted net loss per share ...............................       $  (3.10)       $  (0.81)       $  (1.50)       $  (1.87)

                                                                                                                               1999
Revenue ............................................................       $      2        $    152        $    793        $  3,571
Loss from operations ...............................................         (4,187)         (6,196)         (8,856)        (11,227)
Net loss applicable to common stock ................................         (4,447)         (6,523)         (9,101)        (12,277)
Basic and diluted net loss per share ...............................       $  (0.21)       $  (0.31)       $  (0.41)       $  (0.56)




                         CHOICE ONE COMMUNICATIONS INC.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                                                       Additions
                                                             ------------------------------
                                        December 31, 1999    Charged to    Charged to other     Deductions      December 31,
                                                              expense          accounts                             2000
                                        ------------------   ----------    ----------------     -----------     ------------
Allowance for doubtful accounts         $86                 $981          $2,663              $      1,358    $2,372
Deferred tax valuation allowance        $11,902             $31,947       $      -            $      -        $43,849



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 5, 2001

                              CHOICE ONE COMMUNICATIONS INC.





                              By:    /s/ Steve M. Dubnik
                                     ----------------------------------------

                                     Steve M. Dubnik, Chairman of the Board,
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Name                            Title                    Date

/s/ Steve M. Dubnik         Chairman, President and Chief
---------------------------
      Steve M. Dubnik       Executive Officer (Principal         March 5, 2001
                            Executive Officer)

/s/ Ajay Sabherwal          Executive Vice President and Chief
       Ajay Sabherwal       Financial Officer (Principal         March 5, 2001
                            Financial and Accounting Officer)

_______________________     Director                             March 5, 2001
     John B. Ehrenkranz

_______________________     Director                             March 5, 2001
     Bruce M. Hernandez

/s/ Michael M. Janson       Director                             March 5, 2001
---------------------------
     Michael M. Janson

/s/ Robert M. Van Degna     Director                             March 5, 2001
---------------------------
    Robert M. Van Degna

/s/ Royce M. Holland        Director                             March 5, 2001
---------------------------
      Royce M. Holland

/s/ Richard Postma          Director                             March 5, 2001
---------------------------
       Richard Postma

/s/ James S. Hoch           Director                             March 5, 2001
---------------------------
       James S. Hoch


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

  3.2   Amended and Restated Bylaws                           Incorporated by reference from Exhibit 3.2 to
                                                              the February 2000 Registration Statement


  3.3   Certificate of Designations for Series A Senior       Incorporated by reference from Exhibit 3.1 to
        Cumulative Preferred Stock                            the August 10, 2000 8-K filing located under
                                                              the Securities and Exchange Commission File
                                                              No. 29279

 10.1   1998 Management Stock Incentive Plan of Choice One    Incorporated by reference from Exhibit 4.1 to
        Communications Inc. (May 2000 Restatement)            the September 29, 2000 S-8 located under
                                                              Securities and Exchange Commission File No.
                                                              333-47002

 10.2   1999 Directors' Stock Incentive Plan of Choice One    Incorporated by reference from Exhibit 4.1 to
        Communications Inc.                                   the September 29, 2000 S-8 located under
                                                              Securities and Exchange Commission File No.
                                                              333-47008

 10.3   Transaction Agreement, dated as of July 8, 1998,      Incorporated by reference from Exhibit 10.3 to
        among Choice One Communications Inc., Choice One      the February 2000 Registration Statement
        Communications L.L.C. and holders of Investor
        Equity and Management Equity

 10.4   Amendment No. 1 dated as of December 18, 1998 to      Incorporated by reference from Exhibit 10.4 to
        Transaction Agreement, dated as of July 8, 1998,      the February 2000 Registration Statement
        among Choice One Communications Inc., Choice One
        Communications L.L.C. and holders of Investor
        Equity and Management Equity

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

 10.9   Amendment No. 6 dated as of November 18, 1999 to      Incorporated by reference from Exhibit 10.9 to
        Transaction Agreement, dated as of July 8, 1998,      the February 2000 Registration Statement
        among Choice One Communications Inc., Choice One
        Communications L.L.C. and holders of Investor
        Equity and Management Equity

 10.10  Amendment No. 7 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.2 to
        Transaction Agreement, dated as of July 8, 1998,      the Company's 8-K filed on August 10, 2000
        among Choice One Communications Inc., Choice One
        Communications L.L.C and holders of Investor Equity
        and Management Equity

 10.11  Amendment No. 8 dated as of December 20, 2000 to      Filed herewith
        Transaction Agreement, dated as of July 8, 1998,
        among Choice One Communications Inc., Choice One
        Communications L.L.C and holders of Investor Equity
        and Management Equity

 10.12  Registration Rights Agreement dated as of July 8,     Incorporated by reference from Exhibit 10.10
        1998, among Choice One Communications Inc., the       to the February 2000 Registration Statement
        Investor Holders and the Management Holders

 10.13  Amendment No. 1 dated as of February 18, 1999 to      Incorporated by reference from Exhibit 10.11
        Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
        1998, among Choice One Communications Inc., the
        Investor Holders and the Management Holders

 10.14  Amendment No. 2 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.12
        Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
        1998, among Choice One Communications Inc., the
        Investor Holders and the Management Holders

 10.15  Amendment No. 3 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.13
        Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
        1998, among Choice One Communications Inc., the
        Investor Holders and the Management Holders

 10.16  Amendment No. 4 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.1 to
        Registration Rights Agreement dated as of July 8,     the Company's 8-K filed on August 10, 2000
        1998, among Choice One Communications Inc., the
        Investor Holders and the Management Holders

 10.17  Form of Executive Purchase Agreement dated July 8,    Incorporated by reference from Exhibit 10.14
        1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
        Choice One Communications L.L.C. and Certain
        Executives of the Registrant

 10.18  Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.15
        1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
        Choice One Communications L.L.C. and Steve M. Dubnik

 10.19  Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.16
        1998 among the Choice One Communication Inc.,         to the December 1995 Registration   Statement
        Choice One Communications L.L.C. and Mae Squire-Dow

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

 10.22  Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.19
        1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
        Choice One Communications L.L.C. and Ajay Sabherwal

 10.23  Second Amended and Restated Credit Agreement dated    Incorporated by reference from Exhibit 10.8 to
        as of August 1, 2000 among the Registrant as          the Company's 8-K filed on August 10, 2000
        Guarantor, subsidiaries of the Registrant, as
        Borrowers, First Union Investors, Inc., as
        Administrative Agent, General Electric Capital
        Corporation, as Syndication Agent, and Morgan
        Stanley Senior Funding, Inc. as Documentation Agent
        and the lenders thereto

 10.24  Lease between the Registrant and                      Incorporated by reference from Exhibit 10.21
        Bendersen-Rochester Associates, LLC dated October     to the February 2000 Registration Statement
        14, 1998, as amended

 10.25  Unit Purchase Agreement dated as of October 21,       Incorporated by reference from Exhibit 10.22
        1999 among the Registrant, Atlantic Connections       to the February 2000 Registration Statement
        L.L.C., ACL Telecommunications, LTD., Paul Cissel,
        Antonio Lopez, Jr. and North Atlantic Venture Fund
        II, L.P

 10.26  General   Agreement   between   the   Registrant and  Incorporated  by  reference  from  Exhibit 3.1
        Lucent Technologies effective as of July 17, 1999,    to the Company's  10-Q for the quarter ended
        as amended                                            June amended 30, 2000


 10.27  Service Bureau Agreement between the Registrant and   Incorporated by reference from Exhibit 10.24
        Saville Systems Inc. effective September 30, 1998     to the February 2000 Registration Statement

 10.28  Agreement and Plan of Merger by and among Choice      Incorporated by reference from Exhibit 99.2 to
        One Communications Inc., Barter Acquisition           the Company's 8-K/A filed on May 16, 2000
        Corporation, US Xchange, Inc. and the Stockholder
        of US Xchange, Inc. dated as of May 14, 2000

 10.29  Securities Purchase Agreement dated as of August 1,   Incorporated by reference from Exhibit 10.7 to
        2000 among Morgan Stanley Dean Witter Capital         the Company's 8-K filed on August 10, 2000
        Partners IV, L.P., Morgan Stanley Dean Witter
        Capital Partners IV 892 Investors, L.P., Morgan
        Stanley Dean Witter Capital Investors IV, L.P., and
        Choice One Communications Inc. relating to the
        purchase and sale of securities of Choice One
        Communications Inc.

 10.30  Warrants to purchase shares of Common Stock of        Incorporated by reference from Exhibit 10.4,
        Choice One Communications Inc.                        10.5 and 10.6 to the Company's 8-K filed on
                                                              August 10, 2000

 10.31  Bridge Financing Agreement dated as of August 1,      Incorporated by reference from Exhibit 10.3 to
        2000 among Choice One Communications Inc., the        the Company's 8-K filed on August 10, 2000
        Lenders party hereto, and Morgan Stanley Senior
        Funding, Inc., as Administrative Agent

 10.32  Fiber Optic Agreement and Grant of IRU dated           Incorporated  by reference  from Exhibit 10.9 to
        August 1, 2000 by and between  Choice One              the Company's 8-K filed on August 10, 2000
        Communications Inc. and RVP Fiber Company, L.L.C.

 10.33  Form of Executive Employment Agreement between        Incorporated by reference from Exhibit 10.10
        former executives of US Xchange, Inc. and Choice      to the Company's 8-K filed on August 10, 2000
        One Communications Inc.

 10.34  Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1 to
        Technologies Operating Company, LLC and Choice One    the Company's 10-Q for the quarter ended June
        Communications Inc. dated as of May 31,  2000 *       30, 2000

 10.35  Addendum Number One 5ESS(R)Switch and Transmission     Incorporated by reference from Exhibit 10.1 to
        Systems Purchase Agreement between Choice One         the Company's 10-Q for the quarter ended March
        Communications Inc. and Lucent Technologies Inc.      31, 2000
        dated as of January 1, 2000 **

 10.36  Choice One Communications Inc. 401(K) Plan            Incorporated by reference from Exhibit 4.3 to
                                                              the October 23, 2000 S-8 located under
                                                              Securities and Exchange Commission File No.
                                                              333-48430

 21.1   Subsidiaries of Choice One Communication Inc.         Filed herewith

 23.2   Consent of Arthur Andersen LLP, independent auditors  Filed herewith

 27.1   Financial Data Schedule                               Filed herewith

*Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2, which was granted by the Commission until May 31, 2003.

** Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2, which was granted by the Commission until December 31, 2002.

EXHIBIT 10.11

                               Amendment No. 8 to
                              Transaction Agreement

     This Amendment No. 8 ("Amendment") to the Transaction Agreement dated as of July 8, 1998, as amended by Amendment No. 1 dated as of December 18, 1998, by Amendment No. 2 dated as of February 18, 1999, by Amendment No. 3 dated as of May 14, 1999, by Amendment No. 4 dated as of June 30, 1999, by Amendment No. 5 dated as of June 30, 1999, by Amendment No. 6 dated as of November 18, 1999, and by Amendment No. 7 dated as of August 1, 2000 (the "Original Agreement"), is made as of December 20, 2000, among Choice One Communications Inc. (the "Corporation") and the persons listed on the signature pages hereto.
          WHEREAS, Section 4.08 of the Original Agreement contemplates that so long as MSCP holds more than 30% of the aggregate outstanding Investor Equity and Management Equity of the Corporation that it will have the right to select the Corporation's financial adviser and lead manager for all securities offerings; and

         WHEREAS, the parties now desire to amend the Original Agreement to permit the Corporation to select its own financial advisers and lead managers;

          NOW, THEREFORE, the parties hereto hereby agree as follows:

         SECTION 1. Deletion of Section 4.08. Section 4.08 is hereby deleted in its entirety from the Original Agreement.

     SECTION 3. Other Defined Terms. Capitalized terms used in this Amendment and not otherwise defined have the meanings ascribed to them in the Original Agreement.

         SECTION 4. Effectiveness; Effect of Amendment; Governing Law. Except as amended hereby, the Original Agreement shall remain unchanged. The Original Agreement, as amended hereby, shall remain in full force and effect. This Amendment shall be governed by, and construed under, the laws of the State of Delaware, all rights and remedies being governed by said laws, without regard to conflict of laws principles.

         SECTION 5. Counterparts. This Amendment may be executed simultaneously in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.



                CHOICE ONE COMMUNICATIONS INC.


                By:   /s/  Steve M. Dubnik
                      Steve M. Dubnik
                Its:  Chairman and Chief Executive Officer

                MANAGEMENT MEMBERS


                      /s/ Steve M. Dubnik
                      -----------------------------------------------
                      Steve M. Dubnik, as a Management
                      Member and as Chief Executive Officer of
                      Choice One Communications Inc.

                      /s/ Mae Squier-Dow
                      -----------------------------------------------
                      Mae Squier-Dow


                      /s/ Kevin Dickens
                      -----------------------------------------------
                      Kevin Dickens


                      /s/ Philip Yawman
                      -----------------------------------------------
                      Philip Yawman


                      /s/ Ajay Sabherwal
                      -----------------------------------------------
                      Ajay Sabherwal


                      /s/ Elizabeth Ellis
                      -----------------------------------------------
                      Elizabeth Ellis


                      /s/ Joseph Calzone
                      -----------------------------------------------
                      Joseph Calzone


                      /s/ Michelle Paroda
                      -----------------------------------------------
                      Michelle Paroda


                      /s/ Linda Chapman
                      -----------------------------------------------
                      Linda Chapman


                      /s/ John Zimmer
                      -----------------------------------------------
                      John Zimmer


                      /s/ David Fitts
                      -----------------------------------------------
                      David Fitts


                      /s/ Kenneth Okolowicz
                      -----------------------------------------------
                      Kenneth Okolowicz


                      /s/ Daniel K. Iles
                      -----------------------------------------------
                      Daniel K. Iles

                      /s/ Michael D'Angelo
                      -----------------------------------------------
                      Michael D'Angelo


                      /s/ Robert Merrill
                      -----------------------------------------------
                      Robert Merrill


                      /s/ Kim Robert Scovill
                      -----------------------------------------------
                      Kim Robert Scovill


                      /s/ Joseph Schaal
                      -----------------------------------------------
                      Joseph Schaal


                      /s/ James Currie
                      -----------------------------------------------
                      James Currie


                      /s/ Robert Bailey
                      -----------------------------------------------
                      Robert Bailey


                      /s/ Scott Deverell
                      -----------------------------------------------
                      Scott Deverell


                      /s/ Nancy Farrell
                      -----------------------------------------------
                      Nancy Farrell


                      /s/ Pamela Huber-Hauck
                      -----------------------------------------------
                      Pamela Huber-Hauck


                      /s/ Carla Vaccaro
                      -----------------------------------------------
                      Carla Vaccaro



                INVESTOR MEMBERS

                MORGAN STANLEY CAPITAL PARTNERS III, L.P.

                By    MSCP III, LLC, its general partner
                By    Morgan Stanley Capital Partners III, Inc., its Member

                By    /s/ John Ehrenkranz
                      -----------------------------------------------

                Its
                      -----------------------------------------------


                By    /s/ Michael Janson
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                MSCP III 892 INVESTORS, L.P.

                By    MSCP III, LLC, its general partner
                By    Morgan Stanley Capital Partners III, Inc., its Member


                By    /s/ John Ehrenkranz
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                By    /s/ Michael Janson
                      -----------------------------------------------


                Its
                      -----------------------------------------------



                MORGAN STANLEY CAPITAL INVESTORS, L.P.


                By    MSCP III, LLC, its general partner
                By    Morgan Stanley Capital Partners III, Inc., its Member


                By    /s/ John Ehrenkranz
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                By    /s/ Michael Janson
                      -----------------------------------------------


                Its
                      -----------------------------------------------

                MORGAN STANLEY DEAN WITTER CAPITAL PARTNERS IV, L.P.


                By    MSDW Capital Partners IV, LLC, its
                         general partner
                By    MSDW Capital Partners IV, Inc., its Member


                By    /s/ John Ehrenkranz
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                By    /s/ Michael Janson
                      -----------------------------------------------


                Its
                      -----------------------------------------------



                MSDW IV 892 INVESTORS, L.P.


                By    MSDW Capital Partners IV, LLC, its general partner
                By    MSDW Capital Partners IV, Inc., its Member


                By    /s/ John Ehrenkranz
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                By    /s/ Michael Janson
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                MORGAN STANLEY DEAN WITTER CAPITAL INVESTORS IV, L.P.


                By    MSDW Capital Partners IV LLC, its
                         general partner
                By    MSDW Capital Partners IV, Inc., its Member


                By    /s/ John Ehrenkranz
                      -----------------------------------------------


                Its
                      -----------------------------------------------


                By    /s/ Michael Janson
                      -----------------------------------------------


                Its
                      -----------------------------------------------

                CHISHOLM PARTNERS III, L.P.

                By    Silverado III, L.P., its General Partner
                By    Silverado III Corp., its General Partner


                By    /s/ Robert M. Van Degna
                      Robert M. Van Degna
                      Chairman & CEO


                KENNEDY PLAZA PARTNERS


                By    /s/ Robert M. Van Degna
                      Robert M. Van Degna
                      Managing General Partner


                FLEET VENTURE RESOURCES, INC.


                By    /s/ Robert M. Van Degna
                      Robert M. Van Degna
                      Chairman & CEO


                FLEET EQUITY PARTNERS VI, L.P.

                By    Fleet Growth Resources II, Inc., its
                General Partner


                By    /s/ Robert M. Van Degna
                      Robert M. Van Degna
                      Chairman & CEO

                WALLER-SUTTON MEDIA PARTNERS, L.P.


                By    Waller Sutton Media, L.L.C. its general
                      partner


                By    /s/ Bruce Hernandez
                      Bruce Hernandez
                      Chief Executive Officer


                FIRST UNION CAPITAL PARTNERS, INC.


                By:


                Its:


                GENERAL ELECTRIC CAPITAL CORPORATION


                By:


                Its:


                CARAVELLE INVESTMENT FUND, L.L.C.
                By Caravelle Advisors, L.L.C.,
                      as Investment Manager and
                      Attorney In Fact

                By:

                Its:


                ROYCE J. HOLLAND

                /s/ Royce J. Holland

                Royce J. Holland

                R. PHILIP SILVER


                R. Philip Silver

Exhibit 21.1

List of Subsidiaries

1.       Choice One Communications International Inc.
2.       Choice One Communications of New York Inc.
3.       Choice One Communications of Pennsylvania Inc.
4.       Choice One Communications of Ohio Inc.
5.       Choice One Communications of Vermont Inc.
6.       Choice One Communications of Connecticut Inc.
7.       Choice One Communications of Massachusetts Inc.
8.       Choice One Communications of Rhode Island Inc.
9.       Choice One Communications of Maine Inc.
10.      Choice One of New Hampshire Inc.
11.      Atlantic Connections L.L.C.
12.      ACL Telecommunications, LTD.
13.      Choice One OnLine Inc.
14.      Choice One Communications of North Carolina Inc.
15.      Choice One Communications of Tennessee Inc.
16.      Choice One Communications of Virginia Inc.
17.      Choice One Communications of Kentucky Inc.
18.      US Xchange, Inc.
19.      US Xchange, L.L.C.
20.      US Xchange Finance Corporation, L.L.C.
21.      US Xchange of Michigan, L.L.C.
22.      US Xchange of Indiana, L.L.C.
23.      US Xchange of Illinois, L.L.C.
24.      US Xchange of Wisconsin, L.L.C.
25.      Choice One Communcations Services Inc.

EXHIBIT 23.2







                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 File Nos. 333-30862, 333-47002, 333-47008, and 333-48430.


                                                       /s/ Arthur Andersen LLP


Rochester, New York
March 5, 2001

EXHIBIT 27.1




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2000 AND FROM THE CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONSOLIDATED FINANCIAL STATEMENTS.

0001091953

Choice One Communications Inc.

1,000
PERIOD-TYPE                                                      12-MOS
FISCAL-YEAR-END                                             DEC-31-2000
PERIOD-START                                                JAN-01-2000
PERIOD-END                                                  DEC-31-2000
CASH                                                            173,573
SECURITIES                                                        9,801
RECEIVABLES                                                      20,655
ALLOWANCES                                                            0
INVENTORY                                                             0
CURRENT-ASSETS                                                    4,913
PP&E                                                            302,833
DEPRECIATION                                                     26,871
TOTAL-ASSETS                                                    923,830
CURRENT-LIABILITIES                                              53,142
LONG-TERM DEBT                                                  447,000
PREFERRED-MANDATORY                                             162,523
PREFERRED                                                             0
COMMON                                                              379
OTHER-SE                                                        259,151
TOTAL-LIABILITY-AND-EQUITY                                      923,830
SALES                                                            68,082
TOTAL-REVENUE                                                    68,082
CGS                                                              56,182
TOTAL-COSTS                                                      56,182
OTHER-EXPENSES                                                  214,200
LOSS-PROVISION                                                        0
INTEREST-EXPENSE                                                 16,663
INCOME-PRETAX                                                 (216,852)
INCOME-TAX                                                            0
INCOME-CONTINUING                                             (216,852)
DISCONTINUED                                                          0
EXTRAORDINARY                                                         0
CHANGES                                                               0
NET-INCOME                                                    (231,072)
EPS-BASIC                                                        (7.11)
EPS-DILUTED                                                      (7.11)