Form 10-Q
period 2001-03-31
CHOICE ONE COMMUNICATIONS INC
filed 2001-05-14
CIK 1091953

Quarterly Report on Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of April 30, 2001 there were outstanding 37,804,713 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................1

         Quantitative and Qualitative Disclosures about Market Risk............8

         Financial Statements..................................................9

         Condensed Consolidated Balance Sheets as of March 31, 2001 and
         December 31, 2000.....................................................9

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000..............................10

         Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2001 and March 31, 2000..............................11

         Notes to Condensed Consolidated Financial Statements.................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 3.  Defaults Upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

Signatures    ................................................................17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are an integrated communications provider offering voice and broadband data telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our offerings include local exchange and long distance service, high-speed data and Internet service, principally utilizing DSL technology, and Web page design, development and hosting services. We seek to become the leading integrated service provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy has been to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both data and voice network equipment in multiple established telephone company central offices. As of March 31, 2001, we have connected 93% of our clients on-switch, which allows us to route traffic more efficiently, ensure quality of service and control costs.


          We have rapidly deployed our networks since commencing service. We were operational in 26 markets as of March 31, 2001. In May 2001, we activated our first client in Ann Arbor/Lansing, Michigan, our 27th market. The table below provides selected key operational data as of and for the three months ended:


                                              March 31, 2001     March 31, 2000

  Markets Served                                   26                12

  Number of switches-voice                         24                8

  Number of switches-data                          54                17

  Total Central Office Collocations                423               210

  Estimated Addressable Market (Business Lines)    4.3 million       1.9 million

  Lines in service-total                           210,765           33,110

  Lines in service-voice                           205,009           32,411

  Lines in service-data                            5,765             699

  Total Employees                                  1,446             520

  Sales Employees                                  581               214


         Included in our management's discussion and analysis of financial condition and results of operations are adjusted EBITDA amounts. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-cash deferred compensation and non-cash management allocation charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. We had negative adjusted EBITDA of $23.0 million and $11.3 million for the three months ended March 31, 2001 and 2000, respectively. We expect that our adjusted EBITDA will continue to be negative while we emphasize development, construction and expansion of our telecommunications services business and until we have established a sufficient revenue-generating base within our markets.

        The results of operations for the Company for the three months ended March 31, 2000 do not include the operations of US Xchange Inc. which was acquired on August 1, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO MARCH 31, 2000

Revenue

         We generated $34.9 million in revenue during the three months ended March 31, 2001. Revenue for the three months ended March 31, 2001 represents a 413% increase compared to revenue for the three months ended March 31, 2000. We installed 33,151 lines during the three months ended March 31, 2001; an increase of 155% compared with 13,014 lines installed during the three months ended March 31, 2000. At March 31, 2001, we had a total installed base of 210,765 lines, as compared with 33,110 lines at March 31, 2000.


         Revenue was generated from local exchange and long distance services, DSL and other data services, and E-services, including Web page design, development and hosting services. The market for local and long distance services is well established and we expect revenue growth principally from capturing market share from other service providers. Similarly, we expect revenue from access charges that are based on long distance calls made by and to our customers and reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base.

         During April 2001, the Federal Communications Commission announced two decisions: one on switched access rates and the other on reciprocal compensation for competitive local exchange carriers. We are still evaluating the impact of this order on the company but do not anticipate any material impact from this order on our future financial results.


         The market for high-speed data communications services and Internet access is rapidly growing. We expect to generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments, a market we believe is currently underserved. During the quarter ended March 31, 2001, we began deploying data and e-services in nine midwest markets and activated our first DSL clients in these markets. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services. Although pricing will be an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support will be key to generating customer loyalty.


         While our experience demonstrates that there is significant churn of customers within the telecommunications industry, our churn for the three months ended March 31, 2001 of our facilities-based business clients continues to be below 1% per month.. We seek to minimize churn by providing superior customer care, by offering a competitively priced portfolio of local, long distance and Internet services, and by focusing on offering our own facilities-based services.

Network Costs

         Network costs for the three months ended March 31, 2001 were $26.0 million representing a 272% increase compared to network costs for the three months ended March 31, 2000. During the three months ended March 31, 2001, we achieved positive gross margin (revenue less direct network costs) of $8.9 million or 25.4% of revenue versus a negative gross margin of $0.2 million for the three months ended March 31, 2000.


        This sharp increase in network costs from a year ago is consistent with the deployment of our networks and growth of our services as well as the impact of the acquisition of US Xchange. We have more than doubled our markets from 12 to 26, and lines in service have grown 536% from 33,110 to 210,765.

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


         We have a master facilities agreement with Fibertech Networks (formerly Fiber Technologies), a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. Fiber deployment will allow us to optimize network costs and enhance the quality and reliability of our network. During the first quarter of 2001, we took possession from Fibertech Networks of dark fiber in Syracuse and Rochester, New York, bringing to 10 the number of markets where the company has intra-city fiber connecting its collocations. We expect to light the dark fiber in Rochester and Syracuse during the second quarter. Our fiber network now consists of 657 intra-city miles in 10 cities and 1,691 inter-city fiber miles connecting nine cities.


         We expect that switch site lease costs will be a significant part of our ongoing cost of services. The costs to lease transmission lines from the established telephone companies will vary by company and are regulated by state authorities. Collocation costs are also expected to be a significant part of our network development and ongoing cost of services. We will be required to invest a significant amount of funds to develop the central office collocation sites and to deploy the transmission and distribution electronics. We have entered into an agreement with Lucent Technologies, Inc. to purchase Lucent equipment at a discount to their standard pricing with a term expiring in December 2003.

         In order to enter a market, we must enter into an interconnection agreement with the established telephone company to make widespread calling available to our clients. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks and provide that a carrier must compensate another carrier when a local call by the first carrier's client terminates on the other carrier's network. These reciprocal compensation costs will grow as our clients' outbound calling volume grows and will continue to be a significant component of total network costs. As clients and related lines installed increase, our costs will continue to increase proportionately.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended March 31, 2001 were $40.8 million compared to selling, general and administrative expenses of $77.4 million during the three months ended March 31, 2000. Excluding the non-cash deferred compensation and management ownership allocation, the selling, general and administrative expenses increased from $11.1 million, or 163% of revenue, during the three months ended March 31, 2000 to $31.8 million, or 91% of revenue, during the three months ended March 31, 2001. These increased selling, general and administrative expenses resulted primarily from the growth of our operations, completion of our back office infrastructure and related growth in employees.

         The number of employees increased to 1,446 as of March 31, 2001, from 520 as of March 31, 2000 and 1,420 as of December 31, 2000. As of March 31, 2001, sales employees (which include direct sales, sales support and sales management) increased to 581. This compares to 214 as of March 31, 2000 and 572 as of December 31, 2000. We expect the number of sales and service employees to increase throughout the remainder of 2001 as we continue to expand in Indianapolis, Indiana and Ann Arbor/Lansing, Michigan and expand our sales force in existing markets.


         Our selling, general and administrative expenses include selling and marketing costs, client care, billing, corporate administration, personnel and network maintenance. We expect to incur significant selling and marketing costs as we continue to expand our operations and increase penetration within our existing markets.


         We will incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense. We expect that these costs and expenses will grow significantly as we expand our operations and that administrative overhead will be a large portion of these costs and expenses during the first few years of our operations. However, we expect most of these expenses to become a smaller percentage of our revenue as we continue to build our client base.


Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the three months ended March 31, 2001 and 2000, we amortized $6.5 million and $64.5 million, respectively, of the deferred charge.

         We also recognized $2.4 million and $1.7 million of non-cash deferred compensation amortization during the three months ended March 31, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Depreciation and Amortization

         Depreciation and amortization for the three months ended March 31, 2001 was $20.8 million representing a 594% increase compared to depreciation and amortization expenses for the three months ended March 31, 2000. The increase results from higher capital expenditures from the deployment of our networks and initiation of services in new markets. At March 31, 2001, property and equipment was $349.3 million compared to $97.8 million at March 31, 2000. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         The expense also includes amortization of approximately $11 million from intangibles generated in connection with our acquisitions. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities.

Interest Expense and Income


         Interest expense for the three months ended March 31, 2001 and 2000 was approximately $15.0 million and $1.5 million, respectively. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated debt facility, amortization of deferred financing costs related to such facilities and unused commitment fees on the senior credit facility. Borrowings on which interest expense is paid increased from an average of $25.7 million during the three months ended March 31, 2000 to $309.9 million for the three months ended December 31, 2000 to $447.0 million for the three months ended March 31, 2001.

         Interest income for the three months ended March 31, 2001 and 2000 was approximately $2.6 million and $0.5 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, restricted cash and investments on which interest income is received increased from an average of $34.5 million during the three months ended March 31, 2000 to $107.3 million for the three months ended December 31, 2000 to $183.9 million for the three months ended March 31, 2001.

Income Taxes

         We have not generated any taxable income to date and do not expect to generate taxable income in the next few years. Use of our net operating loss carryforwards, which begin to expire in 2019, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had $130.8 million in cash and cash equivalents and $23.6 million in restricted cash. We had $83.0 million available under our revolving credit facility.

         Credit Facility. Our credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions, including those described in Note 7 to the financial statements, with maximum borrowing limits to be reduced starting in 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of March 31, 2001, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan and $17.0 million outstanding under the $100.0 million revolving portion. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature. We also have $180.0 million outstanding under our subordinated debt facility.

         Cash Flows. We have incurred significant operating and net losses since our inception. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and build our client base. As of March 31, 2001, we had an accumulated deficit of $319.5 million. Net cash used for operating activities was approximately $37.4 million and $14.8 million for the three months ended March 31, 2001 and 2000, respectively. The net cash used for operating activities during the three months ended March 31, 2001 was primarily due to net losses.

         Net cash (used in)/ provided by financing activities was $(1.0) million and $98.9 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in financing activities for the three months ended March 31, 2001 was primarily related to payment of financing costs in connection with the company's senior credit facility. Net cash provided by financing activities for the three months ended March 31, 2000 was related to borrowings under the credit facility and proceeds from our initial public offering.


         Net cash used in investing activities was $4.3 million and $22.3 million for the three months ended March 31, 2001 and 2000, respectively. Net cash used in investing activities for the three months ended March 31, 2001 related to capital expenditures offset by the decrease in restricted cash for the quarterly interest payment on the subordinated debt and the maturity of short term investments. Net cash used in investing activities for the three months ended March 31, 2000 related to capital expenditures and the acquisition of Edgenet, Inc.


         Capital Requirements. Capital expenditures were $19.6 million and $20.4 million for the three months ended March 31, 2001 and March 31, 2000, respectively. We expect that our capital expenditures will continue at stable rates in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network and the development of new markets.

         During May 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer up to $300 million in equity or debt, or a variety of related securities. This registration statement, when declared effective, will allow the company to be in a position to take advantage of future financing opportunities as and when they may arise. The shelf registration statement has not yet been declared effective and may be subject to review by the Securities and Exchange Commission.

         To expand and further develop our business, we will need a significant amount of cash. We believe, based on our current business plan, that our cash resources and available bank credit facilities will be sufficient to finance our business to the point at which our operating cash flow will be sufficient to fund our ongoing operating costs, capital expenditures and debt service requirements. However, our business plan is based on certain revenue and expense assumptions, many of which are difficult to predict accurately or control. In addition, there are conditions to our ability to continue to borrow under our available bank credit facilities, including the continued satisfaction of covenants and the absence of any material adverse change in our business.


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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes", "expects", "estimates", "anticipates", "will be" and "plans" and similar words or expressions identify forward-looking statements made by or on behalf of the Company. These forward-looking statements are subject to many uncertainties and factors that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, continued satisfaction of covenants for borrowing under our bank credit facility, availability of additional financing, continued availability of regulatory approvals, the number of potential customers and average revenues from such customers in target markets, the existence of strategic alliances or relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities, all of which could cause actual results to vary significantly from the Company's current business plan and to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2001, the carrying value of our debt obligations excluding capital lease obligations was $447.0 million and the fair value of those obligations was $442.2 million. A hypothetical decrease of approximately 1% from prevailing interest rates at March 31, 2001, would result in an increase in fair value of long-term debt by approximately $9.2 million.
         Also, a hypothetical increase of approximately 1% from prevailing interest rates at March 31, 2001, would result in an approximate increase in cash required for interest on variable rate debt during the next five fiscal years of $1.5 million per year.

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

         At March 31, 2001, we had an interest rate swap agreement for a notional amount of $125.0 million. Based on the fair value of the interest rate swap at March 31, 2001, it would have cost us $8.9 million to terminate the agreement. A hypothetical decrease of 100 basis points in the LIBOR rate would increase the cost to terminate the agreement by approximately $5.6 million.

                          PART I FINANCIAL INFORMATION

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
             (amounts in thousands, except share and per share data)

                                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                                 --------------   -----------------
                                                                  (Unaudited)
                  ASSETS
Current Assets:
       Cash and cash equivalents .................................   $ 130,833    $ 173,573
       Restricted cash ...........................................      23,631       30,000
       Investments ...............................................        --          9,801
       Accounts receivable, net ..................................      23,051       20,655
       Prepaid expenses and other current assets .................       3,488        4,913
                                                                     ---------    ---------
Total current assets .............................................     181,003      238,942

Property and Equipment:
       Property and equipment ....................................     349,306      329,704
       Less - accumulated depreciation ...........................     (36,755)     (26,871)
                                                                     ---------    ---------
       Total property and equipment ..............................     312,551      302,833

Other assets, net ................................................     373,039      382,055
                                                                     ---------    ---------
       Total assets ..............................................   $ 866,593    $ 923,830
                                                                     =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term debt .......................   $      32    $      32
         Accounts payable ........................................       3,451        1,840
         Accrued expenses ........................................      48,841       51,270
                                                                     ---------    ---------
         Total current liabilities ...............................      52,324       53,142

Long-Term Debt and Other Liabilities:
         Long-term debt, less current portion ....................     447,000      447,000
         Interest rate swap ......................................       8,939         --
         Other long-term liabilities .............................       1,627        1,635
                                                                     ---------    ---------
         Total long-term debt and other liabilities ..............     457,566      448,635

Commitments and Contingencies

Redeemable Preferred Stock:
         Preferred stock, $0.01 par value, 5,000,000 shares
         authorized; and 200,000 shares issued and outstanding,
         ($214,000 liquidation value) ............................     171,473      162,523

Stockholders' Equity:
         Common stock, $0.01 par value, 150,000,000 shares
         authorized; 37,915,887 and 37,911,851 shares issued
         as of March 31, 2001 and December 31, 2000, respectively          379          379
         Additional paid-in capital ..............................     557,519      566,975
         Deferred compensation ...................................     (43,826)     (53,207)
         Treasury stock, 113,818 and 68,197 shares as of March 31,
         2001 and December 31, 2000, respectively, at cost .......        (388)        (216)
         Accumulated deficit .....................................    (319,515)    (254,401)
                                                                                  ---------
         Accumulated other comprehensive loss ....................      (8,939)        --
                                                                     ---------    ---------
         Total stockholders' equity ..............................     185,230      259,530
                                                                     ---------    ---------
         Total liabilities and stockholders' equity ..............   $ 866,593    $ 923,830
                                                                     =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,

                                                                                          2001            2000
                                                                                          (unaudited)     (unaudited)
Revenue ...........................................................................   $     34,850    $      6,790

Operating expenses:
      Network costs ...............................................................         25,983           6,990
     Selling, general and administrative, including
       non-cash deferred compensation of $2,429 and $1,749 in 2001 and 2000, respectively and non- cash management ownership allocation charge
       of $6,511 and $64,529 in 2001 and 2000, respectively .......................         40,787          77,427
     Depreciation and amortization ................................................         20,761           2,992
                                                                                      ------------    ------------

           Total operating expenses ...............................................         87,531          87,409
                                                                                      ------------    ------------

Loss from operations ..............................................................        (52,681)        (80,619)

Interest income/(expense):
     Interest income ..............................................................          2,622             464
     Interest expense .............................................................        (15,056)         (1,502)
                                                                                      ------------    ------------

Total interest income/(expense), net ..............................................        (12,434)         (1,038)
                                                                                      ------------    ------------

Net loss ..........................................................................        (65,115)        (81,657)

Accretion on preferred stock ......................................................          1,539            --
Accrued dividends on preferred stock ..............................................          7,414            --
                                                                                      ------------    ------------

Net loss applicable to common stock ...............................................   $    (74,068)   $    (81,657)
                                                                                      ============    ============

Net loss per share, basic and diluted .............................................   $      (1.96)   $      (3.10)
                                                                                      ============    ============

Weighted average number of shares outstanding,
     basic and diluted ............................................................     37,848,115      26,357,233
                                                                                      ============    ============




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  2001         2000
                                                                  (unaudited)  (unaudited)
Cash flows from operating activities:
         Net loss ..........................................   $ (65,115)   $ (81,657)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization .................      20,761        2,992
             Amortization of deferred
                   financing costs .........................         859          159
             Deferred compensation and management
                  ownership allocation charge ..............       8,940       66,278
             Changes in assets and liabilities:
                Accounts receivable, net ...................      (2,396)      (2,058)
                Prepaid expenses and other assets ..........       1,177         (234)
                Accounts payable and accrued expenses ......      (1,659)        (271)
                                                               ---------    ---------

         Net cash used in operating activities .............     (37,433)     (14,791)

Cash flows from investing activities:
         Capital expenditures ..............................     (19,602)     (20,412)
         Decrease in restricted cash .......................       6,369         --
         Proceeds from sales of investments ................       8,927         --
         Cash payments for acquisition of business,
           net of cash acquired ............................        --         (1,862)
                                                               ---------    ---------
         Net cash used in investing activities .............      (4,306)     (22,274)

Cash flows from financing activities:
         Additions to/payments of long-term debt ...........        --        (51,500)

         Proceeds from capital contributions and issuance
           of common stock .................................          22      150,838
         Repurchase of treasury stock ......................         (12)        --
         Payments of financing costs .......................      (1,011)        (402)
                                                               ---------    ---------
         Net cash (used in) provided by financing activities      (1,001)      98,936
                                                               ---------    ---------
Net (decrease)/increase in cash and cash equivalents .......     (42,740)      61,871

Cash and cash equivalents, beginning of period .............     173,573        3,615
                                                               ---------    ---------
Cash and cash equivalents, end of period ...................   $ 130,833    $  65,486
                                                               =========    =========

Supplemental disclosures of cash flow information:
         Interest paid .....................................   $  14,828    $   1,895
                                                               =========    =========
         Income taxes paid .................................   $     147    $     241
                                                               =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2001

                                   (Unaudited)


NOTE 1.  DESCRIPTION OF BUSINESS

        Choice One Communications Inc. was incorporated under the laws of the State of Delaware on June 2, 1998. Choice One Communications Inc. and its wholly- owned subsidiaries are referred to herein as the "Company".

         The Company is an integrated communications provider offering voice and broadband data telecommunications services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, and high-speed data and Internet service, principally utilizing digital subscriber line (DSL) technology and Web page design, development and hosting services. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

         Unless otherwise stated, all amounts are in thousands except share and per share data.

NOTE 3.  ACCOUNTING POLICIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Company adopted the statement, as amended, on January 1, 2001. The effect of adoption was recorded in accumulated other comprehensive loss for $6 million. There was no effect on the consolidated statement of operations. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

         Derivative instruments are used by the Company to manage its interest rate exposures. The Company does not use the instruments for speculative purposes. Interest rate swaps are employed as a requirement of the Company's senior credit facility. The facility requires hedging of the interest rates for 50% of the outstanding principal balance once the Company has utilized 50% of the aggregate funding under the facility. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The fair value of the interest rate swap agreement designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.


NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost consisted of the following:

                                               March 31, 2001  December 31, 2000

         Switch equipment                         $221,173          $213,122

         Computer equipment and software            36,703            32,754

         Office furniture and equipment              9,729             9,520

         Leasehold improvement                      20,570            20,920

         Indefeasible right to use fiber            35,995            35,995

         Construction in progress                   25,136            17,393
                                                    ------            ------

                                                  $349,306          $329,704
                                                  ========          ========

NOTE 5.  OTHER ASSETS

         Other assets consisted of the following:

                                              March 31, 2001   December 31, 2000

                  Goodwill                        $330,028          $329,192

                  Customer base                     52,285            52,285

                  Deferred financing costs          20,883            19,870

                  Other assets                       3,106             2,231
                                                     -----             -----
                                                   406,302           403,578

                  Less-accumulated amortization    (33,263)          (21,523)
                                                    -------           -------

                                                  $373,039           382,055
                                                  ========           =======

NOTE 6.  ACCRUED EXPENSES


         Accrued expenses consisted of the following:

                                              March 31, 2001   December 31, 2000

                  Accrued network costs            $22,986           $18,492

                  Accrued payroll and payroll
                      related benefits               4,247             5,073

                  Accrued collocation costs          5,347             5,136

                  Accrued interest                   6,866             7,463

                  Other                              9,395            15,106
                                                     -----            ------

                                                   $48,841           $51,270
                                                   =======           =======



NOTE 7.  LONG-TERM DEBT

         The Company's amended and restated Credit Agreement (the "Agreement") provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. As of March 31, 2001, the term B loan and term A loan were outstanding. Under the revolving portion of the credit facility, $17.0 million was outstanding and $83.0 million remained available for borrowing. The weighted average interest rate at March 31, 2001 was 11.26%.

         The Agreement contains certain covenants including total debt to contributed capital, minimum revenue, maximum earnings before interest, taxes, depreciation and amortization (EBITDA) losses, maximum capital expenditure levels, minimum asset coverage, leverage ratio, fixed charge ratio and interest coverage ratio, all as defined in the Agreement. At March 31, 2001, the Company was in compliance with these covenants.

         As of March 31, 2001, the Company had $180.0 million outstanding under its subordinated debt facility. Interest is payable quarterly based on LIBOR plus an applicable margin. The interest rate was 14.81% on March 31, 2001.

NOTE 8.  DERIVATIVE INSTRUMENTS

     At March 31, 2001, we have an interest rate swap agreement with a notional principal amount of $125.0 million expiring in 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. The fair value of the swap agreement was $8.9 million as of March 31, 2001 and is included in accumulated other comprehensive loss. The fair value of the interest rate swap agreement is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at the reporting date.

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

                           CHOICE ONE COMMUNICATIONS INC.
                           Registrant


DATE:  May 14, 2001        By:  /s/ Steve M. Dubnik
                           Steve M. Dubnik, Chairman and Chief Executive Officer


                           By: /s/ Ajay Sabherwal
                           Ajay Sabherwal, Executive Vice President, Finance and Chief Financial Officer
                          (Principal Financial Officer)

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

10.11          Amendment No. 8 dated as of December 20, 2000 to      Incorporated by reference from Exhibit 10.11
               Transaction Agreement, dated as of July 8, 1998,      to the Company's 8-K filed on August 10,
               among Choice One Communications Inc., Choice          2000
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

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

10.17          Form of Executive Purchase Agreement dated July       Incorporated by reference from Exhibit 10.14
               8, 1998 among the Choice One Communication            to the February 2000 Registration Statement
               Inc., Choice One Communications L.L.C. and
               Certain Executives of the Registrant

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

10.23          Second Amended and Restated Credit Agreement          Incorporated by reference from Exhibit 10.8 to
               dated as of August 1, 2000 among the Registrant as    the Company's 8-K filed on August 10, 2000
               Guarantor, subsidiaries of the Registrant, as
               Borrowers, First Union Investors, Inc., as
               Administrative Agent, General Electric Capital
               Corporation, as Syndication Agent, and Morgan
               Stanley Senior Funding, Inc. as Documentation
               Agent and the lenders thereto

10.24          Amendment to the Second Amended and Restated          Incorporated by reference from Exhibit 10.1 to
               Credit Agreement dated as of March 31, 2001           the Company's S-3 Registration Statement
               among the Registrant as Guarantor, subsidiaries of    filed on May 7, 2001
               the Registrant, as Borrowers, First Union Investors,
               Inc., as Administrative Agent, General Electric Capital
               Corporation, as Syndication Agent, and Morgan
               Stanley Senior Funding, Inc. as Documentation
               Agent and the lenders thereto

10.24          Lease between the Registrant and Bendersen-           Incorporated by reference from Exhibit 10.21
               Rochester Associates, LLC dated October 14, 1998,     to the February 2000 Registration Statement
               as amended

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


10.27          Service Bureau Agreement between the Registrant       Incorporated by reference from Exhibit 10.24
               and Saville Systems Inc. effective September 30,      to the February 2000 Registration Statement
               1998



10.28          Agreement and Plan of Merger by and among             Incorporated by reference from Exhibit 99.2 to
               Choice One Communications Inc., Barter                the Company's 8-K/A filed on May 16, 2000
               Acquisition Corporation, US Xchange, Inc. and the
               Stockholder of US Xchange, Inc. dated as of May
               14, 2000

10.29          Securities Purchase Agreement dated as of August      Incorporated by reference from Exhibit 10.7 to
               1, 2000 among Morgan Stanley Dean Witter Capital      the Company's 8-K filed on August 10, 2000
               Partners IV, L.P., Morgan Stanley Dean Witter
               Capital Partners IV 892 Investors, L.P., Morgan
               Stanley Dean Witter Capital Investors IV, L.P., and
               Choice One Communications Inc. relating to the
               purchase and sale of securities of Choice One
               Communications Inc.

10.30          Warrants for the purchase of shares of Common         Incorporated by reference from Exhibit 10.4,
               Stock of Choice One Communications Inc.               10.5 and 10.6 to the Company's 8-K filed on August 10, 2000


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
               L.L.C.

10.33          Form of Executive Employment Agreement                Incorporated by reference from Exhibit 10.10
               between former executives of US Xchange, Inc. and     to the Company's 8-K filed on August 10,
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


10.35          Addendum Number One 5ESS(R) switch and                Incorporated by reference from Exhibit 10.1 to
               transmission systems Purchase Agreement between       the Company's 10-Q for the quarter ended
               Choice One Communications Inc and Lucent              March 31, 2000
               Technologies Inc. dated as of January 1, 2000.**

10.36          Choice One Communications 401(k) Plan                 Incorporated by reference from Exhibit 10.1 to
                                                                     the Company's 10-Q for the quarter ended
                                                                     March 31, 2000




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