Form 10-Q
period 2001-06-30
CHOICE ONE COMMUNICATIONS INC
filed 2001-08-14
CIK 1091953

Quarterly Report on Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of July 31, 2001 there were outstanding 37,808,969 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.       FINANCIAL INFORMATION

              Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................3

              Quantitative and Qualitative Disclosures about Market
              Risk............................................................14

              Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31,
              2000............................................................15

              Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000....................16

              Condensed Consolidated Statements of Operations for the six months ended June 30, 2001 and June 30,
              2000............................................................17

              Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2001 and June 30, 2000...........................18

              Notes to Condensed Consolidated Financial
              Statements......................................................19

PART II.      OTHER INFORMATION

Item 1.       Legal
              Proceedings.....................................................24

Item 2.       Changes in Securities and Use of
              Proceeds........................................................24

Item 3.       Defaults Upon Senior
              Securities......................................................24

Item 4.       Submission of Matters to a Vote of Security
              Holders.........................................................24

Item 5.       Other
              Information.....................................................24

Item 6.       Exhibits and Reports on Form
              8-K.............................................................24

Signatures
              ................................................................25

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

         We are an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our offerings include local exchange and long distance service, high-speed data and Internet service, principally utilizing DSL technology, and Web page design, development and hosting services.

         We seek to become the leading integrated service provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data network equipment in multiple established telephone company central offices. As of June 30, 2001, we have installed on-switch services to 94% of all our clients, which allows us to route traffic more efficiently, ensure a high quality of service and control costs.

          We have rapidly deployed our networks since commencing service. We have completed our current new market entry plan and are operational in 28 markets. In May 2001, we activated our first clients in Ann Arbor/Lansing, Michigan and Indianapolis, Indiana, our 27th and 28th markets. The table below provides selected key operational data as of:

                                                  June 30, 2001    June 30, 2000

         Markets Served                                28            12

         Number of switches-voice                      25            8

         Number of switches-data                       62            25

         Total Central Office Collocations             445           275

         Estimated Addressable Market
        (Business Lines)                               4.7 million   2.1 million

         Lines in service-total                        253,987       51,745

         Lines in service-voice                        246,071       49,915

         Lines in service-data                         7,916         1,830

         Total Employees                               1,697         671

         Sales Employees                               786           283

         Included in our management's discussion and analysis of financial condition and results of operations are adjusted EBITDA amounts. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and non-cash charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

         Adjusted EBITDA was the following:

                                      Three Months Ended                             Six Months
Ended                    --------------------------------------------------------------------------------------
                         JUNE 30, 2001    MARCH 31, 2001      JUNE 30, 2000     JUNE 30, 2001      JUNE 30,2000
                         --------------------------------------------------------------------------------------
Loss from operations          $(52,093)        $(52,681)           $(24,948)        $(104,773)       $(105,566)
Depreciation &
     amortization               21,370           20,761               3,986            42,131            6,979
Non-cash deferred
     compensation                2,414            2,429                 728             4,843            2,477
Non-cash management
     ownership allocation        6,595            6,511               6,342            13,106           70,871
Non-cash writedown of
     abandoned assets              801               --                  --               801               --
                          -------------    -------------       -------------     -------------     ------------

Adjusted EBITDA               $(20,913)        $(22,980)           $(13,982)         $(43,892)        $(25,239)
                          =============    =============       =============     =============     ============


         We expect that our adjusted EBITDA will continue to be negative. The adjusted EBITDA losses have narrowed and we expect this trend to continue as we generate a sufficient revenue base within our markets to offset network costs and selling, general and administrative expenses. With the completion of our current new market entry plan, we are well along the transition from a developing company to a cash flow positive operating company.

         The results of operations for the Company for the three months and six months ended June 30, 2000 do not include the operations of US Xchange Inc. which was acquired by the Company on August 1, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

Revenue

         We generated $41.8 million in revenue during the three months ended June 30, 2001. Revenue for the three months ended June 30, 2001 represents a 301% increase compared to revenue for the three months ended June 30, 2000 and a 20% increase compared to the three months ended March 31, 2001.

         Line installations during the three months ended June 30, 2001 increased 132% compared with lines installed during the three months ended June 30, 2000 and an increase of 30% compared with lines installed during the three months ended March 31, 2001. At June 30, 2001, we had a total installed base of 253,987 lines, as compared with 51,745 lines at June 30, 2000.

         Revenue was generated principally from local exchange and long distance services, DSL and other data services, as well as e-services, including Web page design, development and hosting services. The market for local and long distance services is well established and we expect revenue growth principally from capturing market share from other service providers. Similarly, we expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our customers to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base. We also expect revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base.

         During April 2001, the Federal Communications Commission issued two decisions affecting compensation between carriers: one on switched access rates and the other on reciprocal compensation for competitive local exchange carriers. Both orders are subject to various agency requests for reconsideration and/or appeals. We continue to evaluate the impact of these orders but do not anticipate any material impact from this order on our future financial results.

         The market for high-speed data communications services and Internet access is rapidly growing. We have data services available in all 28 of our markets. We expect to generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments, a market we believe is currently underserved. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services. Although pricing will be an important part of our strategy, we believe that direct relationships with our customers and consistent, high quality service and customer support are essential to generating customer loyalty.

         Our churn for the three months ended June 30, 2001 of our facilities-based business clients continues to be below 1% per month. This compares favorably to the significant churn of customers within the telecommunications industry. We seek to minimize churn by providing superior customer care, by offering a competitively priced portfolio of local, long distance and Internet services, and by focusing on offering our own facilities-based services.

Network Costs

         Network costs for the three months ended June 30, 2001 were $29.6 million representing a 205% increase compared to network costs for the three months ended June 30, 2000; and a 14% increase compared to network costs for the three months ended March 31, 2001. During the three months ended June 30, 2001 and 2000, we achieved positive gross profit (revenue less direct network costs) of $12.2 million or 29.2% of revenue and $0.7 million or 6.7% of revenue, respectively. During the three months ended March 31, 2001, we achieved positive gross profit of $8.9 million or 25.4%.

         The sharp increase in network costs from the same period a year ago is consistent with the deployment of our networks and growth of our services as well as the impact of the acquisition of US Xchange. We have more than doubled our markets from 12 to 28, added 170 collocation sites and grown lines in service 391% from 51,745 to 253,987. The increase in network costs from the first quarter of 2001 is related to the increase in number of lines in service. Network costs increased at a slower rate than revenue thereby generating an additional 3.8% in gross margin.

         Our network costs include leases of high-capacity digital lines that interconnect our network with established telephone company networks, leases of local loop lines which connect our clients to our network, leased space in established telephone company central offices for collocating our transmission equipment, completion of local calls originated by our clients, completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients, and leases of our inter-city network.

         Under our network buildout strategy, we deploy voice and data switches with local and long distance capability and leas transmission lines from the established telephone companies and other competitive local exchange carriers to connect our switch with our transmission equipment collocated in the established telephone company's central offices. We will lease transmission lines from the established telephone companies to connect our clients and other carriers' networks to our network. We plan to lease capacity or overbuild specific network segments in certain markets as economically justified by traffic volume growth.

         We have a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. This agreement provides us with intra-city fiber miles in eight of our midwest markets and inter-city fiber miles in nine of our midwest markets. The agreement was acquired in connection with the acquisition of US Xchange and has a term of 20 years.

         We have a master facilities agreement with Fibertech Networks (formerly Fiber Technologies), a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. Fiber deployment will provide the bandwidth necessary to support substantial incremental growth and will allow us to improve gross margins and enhance the quality and reliability of our network.

         We have taken possession from Fibertech Networks of fiber networks in Syracuse and Rochester, New York, bringing to 10 the number of markets where the company has intra-city fiber connecting its collocations. The Syracuse and Rochester fiber rings were activated on budget and on schedule. We plan to activate fiber in an additional 11 markets across our footprint. Our operational fiber network now consists of 589 intra-city miles in 10 cities and 372 inter-city fiber miles connecting nine cities. Once complete, our fiber network will consist of approximately 1,900 intra-city fiber miles and 1,800 inter-city fiber miles.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 2001 were $42.1 million compared to selling, general and administrative expenses of $21.7 million and $40.8 million during the three months ended June 30, 2000 and March 31, 2001. Excluding the non-cash deferred compensation and management ownership allocation, the selling, general and administrative expenses increased from $14.6 million during the three months ended June

30, 2000 to $33.1 million during the three months ended June 30, 2001. For the three months ended March 31, 2001, selling, general and administrative expenses excluding non-cash deferred compensation and management allocation was $31.8 million.

        The increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related growth in number of employees. The increase over the three months ended March 31, 2001 was 4% as compared to revenue growth of 20% during the same period as we achieved economies of scale in our business. The dollar increase over first quarter 2001 resulted primarily from growth in sales employees to provide additional coverage in existing markets and support for newly entered markets, and client service positions to support our growing client base.

         The number of employees increased to 1,697 as of June 30, 2001, from 671 as of June 30, 2000 and 1,446 as of March 31, 2001. As of June 30, 2001,
sales employees (which include direct sales, sales support and sales management) increased to 786. This compares to 283 as of June 30, 2000 and 581 as of March 31, 2001. We expect the number of sales and service employees to increase throughout the remainder of 2001 as we continue to expand in Indianapolis, Indiana and Ann Arbor/Lansing, Michigan and expand our sales force in existing markets. The increases in number of sales and services employees in the remainder of 2001 are not expected to be as rapid as prior periods since we have now completed our new market expansion.

         Our selling, general and administrative expenses include selling and marketing costs, client care, billing, corporate administration, personnel and network maintenance. We expect to incur significant selling and marketing costs as we increase penetration within our existing 28 markets.

         We will incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense. These costs and expenses are expected to grow as we serve our increasing client base and that administrative overhead will be a large portion of these costs and expenses but a smaller percentage of our revenue as we continue building our client base.

Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the three months ended June 30, 2001 and 2000, we amortized $6.6 million and $6.3 million, respectively, of the deferred charge.

         We also recognized $2.4 million and $0.7 million of non-cash deferred compensation amortization during the three months ended June 30, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Depreciation and Amortization

         Depreciation and amortization for the three months ended June 30, 2001 was $21.4 million. This represents a 436% and 3% increase compared to the three months ended June 30, 2000 and March 31, 2001, respectively. The increase results from higher capital expenditures from the deployment of our networks and initiation of services in new markets. At June 30, 2001, property and equipment was $373.4 million compared to $349.3 million at March 31, 2001 and $131.0 million at June 30, 2000. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         The expense for the three months ended June 30, 2001 also includes amortization of approximately $11.0 million from intangibles generated in connection with our acquisitions. Amortization from intangibles was $11.0 million during the three months ended March 31, 2001. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities.

Interest Expense and Income

         Interest expense for the three months ended June 30, 2001 and 2000 was approximately $13.6 million and $0.8 million, respectively. Interest expense for the three months ended March 31, 2001 was $15.0 million. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated debt facility, amortization of deferred financing costs related to such facilities and commitment fees on the unused senior credit facility. Borrowings on which interest expense is paid increased from an average of $447.0 million for the three months ended March 31, 2001 to $448.5 million for the three months ended June 30, 2001. However, interest rate declines over the same periods have resulted in lower interest expense. For the three months ended June 30, 2000, there were no borrowings outstanding.

         Interest income for the three months ended June 30, 2001 and 2000 was approximately $1.2 million and $0.7 million, respectively. Interest income for the three months ended March 31, 2001 was $2.6 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, restricted cash and investments on which interest income is received increased from an average of $36.8 million during the three months ended June 30, 2000 to $183.9 million for the three months ended March 31, 2001 decreasing to an average $127.6 million for the three months ended June 30, 2001.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

Revenue

         We generated $76.6 million in revenue during the six months ended June 30, 2001. Revenue for the six months ended June 30, 2001 represents a 345% increase compared to revenue for the six months ended June 30, 2000. Line installations during the six months ended June 30, 2001 increased 141% compared with lines installed during the six months ended June 30, 2000. At June 30, 2001, we had a total installed base of 253,987 lines, as compared with 51,745 lines at June 30, 2000.

         Revenue was generated from principally local exchange and long distance services, DSL and other data services as well as e-services, including Web page design, development and hosting services. The market for local and long distance services is well established and we expect revenue growth principally from capturing market share from other service providers. Similarly, we expect revenue from access charges that are based on other companies' long distance calls made by and to our customers to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base. We also expect revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base.

Network Costs

         Network costs for the six months ended June 30, 2001 were $55.6 million representing a 233% increase compared to network costs for the six months ended June 30, 2000. During the six months ended June 30, 2001 and 2000, we achieved positive gross profit (revenue less direct network costs) of $21.0 million or 27.5% of revenue and $0.5 million or 2.9% of revenue, respectively.

         This sharp increase in network costs from a year ago is consistent with the deployment of our networks and growth of our services as well as the impact of the acquisition of US Xchange. We have more than doubled our markets from 12 to 28, and lines in service have grown 391% from 51,745 to 253,987.

         Our network costs include leases of high-capacity digital lines that interconnect our network with established telephone company networks, leases of local loop lines which connect our clients to our network, leased space in established telephone company central offices for collocating our transmission equipment, completion of local calls originated by our clients, completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients, and leases of our inter-city network.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the six months ended June 30, 2001 were $82.9 million compared to selling, general and administrative expenses of $99.1 million during the six months ended June 30, 2000. Excluding the non-cash deferred compensation and management ownership allocation, the selling, general and administrative expenses increased from $25.7 million during the six months ended June 30, 2000 to $64.9 million during the six months ended June 30, 2001. These increased selling, general and administrative expenses resulted primarily from the growth of our operations, completion of our back office infrastructure and related growth in number of employees.

         Our selling, general and administrative expenses include selling and marketing costs, client care, billing, corporate administration, personnel and network maintenance. We expect to incur significant selling and marketing costs as we continue to expand our operations and increase penetration within our existing markets.

Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the six months ended June 30, 2001 and 2000, we amortized $13.1 million and $70.9 million, respectively, of the deferred charge.

         We also recognized $4.8 million and $2.5 million of non-cash deferred compensation amortization during the six months ended June 30, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Depreciation and Amortization

         Depreciation and amortization for the six months ended June 30, 2001 was $42.1 million representing a 504% increase compared to depreciation and amortization expenses for the six months ended June 30, 2000. The increase results from higher cumulative capital expenditures from the deployment of our networks and initiation of services in new markets, and amortization from intangibles generated in connection with our acquisitions. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

Interest Expense and Income

         Interest expense for the six months ended June 30, 2001 and 2000 was approximately $28.6 million and $2.2 million, respectively. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated debt facility, amortization of deferred financing costs related to such facilities and commitment fees on the unused senior credit facility. Borrowings on which interest expense is paid increased from an average of $25.8 million for the six months ended June 30, 2000 to $448.5 million for the six months ended June 30, 2001.

         Interest income for the six months ended June 30, 2001 and 2000 was approximately $3.8 million and $1.1 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, restricted cash and investments on which interest income is received increased from an average of $5.9 million during the six months ended June 30, 2000 to an average of $157.1 million for the six months ended June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had $83.4 million in cash and cash equivalents and $17.4 million in restricted cash. We had $80.0 million available under our revolving credit facility.

Financing Facilities

         Our credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions, including those described in
Note 7 to the financial statements, with maximum borrowing limits to be reduced starting in 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of June 30, 2001, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan and $20.0 million outstanding under the revolving portion. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature.

         We also have $180.0 million outstanding under our subordinated debt facility. On November 10, 2001, subject to certain conditions, the subordinated debt facility will be converted to nine-year rollover notes. Interest on the rollover notes will be non-cash and accreting over the first four years of the rollover notes term.

Cash Flows

         We have incurred significant operating and net losses since our inception. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and build our client base. As of June 30, 2001, we had an accumulated deficit of $384.0 million. Net cash used for operating activities was approximately $69.1 million and $37.0 million for the six months ended June 30, 2001 and 2000, respectively. The net cash used for operating activities during the six months ended June 30, 2001 was primarily due to net losses.

         Net cash provided by financing activities was $2.1 million and $97.0 million for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 2001 was primarily related to borrowings under the credit facility. Net cash provided by financing activities for the six months ended June 30, 2000 was related to borrowings under the credit facility and proceeds from our initial public offering.

         Net cash used in investing activities was $23.2 million and $55.5 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities for the six months ended June 30, 2001 related to capital expenditures offset by the decrease in restricted cash for the quarterly interest payments on the subordinated debt and the maturity of short term investments. Net cash used in investing activities for the six months ended June 30, 2000 related to capital expenditures and the acquisition of Edgenet, Inc.

Capital Requirements

         Capital expenditures were $43.2 million and $53.6 million for the six months ended June 30, 2001 and 2000, respectively. We expect that our capital expenditures will continue at stable rates for the next six in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network after which time capital expenditures are expected to continue on a declining basis.

         To continue to further develop our business, we will need a significant amount of cash. We believe, based on our current business plan, that our cash resources and available bank credit facilities will be sufficient to finance our business to the point at which our operating cash flow will be sufficient to fund our ongoing operating costs, capital expenditures and debt service requirements. However, our business plan is based on certain revenue and expense assumptions, many of which are difficult to predict accurately or control. In addition, there are conditions to our ability to continue to borrow under our available bank credit facilities, including the continued satisfaction of covenants and the absence of any material adverse change in our business.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business
Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial results.

         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". The Company will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. Our goodwill amortization for the three months ended June 30, 2001 was $8.5 million. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. We are evaluating the impact of the annual assessment on our financial results.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         Certain   statements   contained   in   this   Form   10-Q   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes", "expects", "estimates", "anticipates", "will be" and "plans" and similar words or expressions identify forward-looking statements made by or on behalf of the Company. These forward-looking statements are subject to many uncertainties and factors that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, continued satisfaction of covenants for borrowing under our bank credit facility, availability of additional financing, continued availability of regulatory approvals, the number of potential customers and average revenues from such customers in target markets, the existence of strategic alliances or relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities, all of which could cause actual results to vary significantly from the Company's current business plan and to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Registration Statement on Form S-3, declared effective by the Securities and Exchange Commission on June 1, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2001, the carrying value of our debt obligations excluding capital lease obligations was $450.0 million and the fair value of those obligations was $453.1 million. A hypothetical decrease of approximately 1% from prevailing interest rates at June 30, 2001, would result in an increase in fair value of long-term debt by approximately $10.7 million.

         Also, a hypothetical increase of approximately 1% from prevailing interest rates at June 30, 2001, would result in an approximate increase in cash required for interest on variable rate debt during the next five fiscal years of $1.2 million per year.

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

         At June 30, 2001, we had interest rate swap agreements for a notional amount of $187.5 million. Based on the fair value of the interest rate swaps at June 30, 2001, it would have cost us $7.3 million to terminate the agreements. A hypothetical decrease of 100 basis points in the swap rate would increase the cost to terminate the agreements by approximately $8.4 million.

                          PART I FINANCIAL INFORMATION

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED Consolidated Balance Sheet
             (amounts in thousands, except share and per share data)

                                                                           JUNE 30, 2001   DECEMBER 31, 2000
                                                                            (Unaudited)
                  ASSETS
Current Assets:
       Cash and cash equivalents....................................    $      83,355      $   173,573
       Restricted cash..............................................           17,409           30,000
       Investments..................................................               --            9,801
       Accounts receivable, net.....................................           26,529           20,655
       Prepaid expenses and other current assets....................            3,940            4,913
                                                                              ------------  -----------
Total current assets................................................          131,233          238,942

Property and Equipment:
       Property and equipment.......................................          373,425          329,704
       Less - accumulated depreciation..............................          (47,188)         (26,871)
                                                                              ---------     -----------
       Total property and equipment.................................          326,237         302,833

Other assets, net                                                             363,049         382,055
                                                                              ---------     -----------
       Total assets                                                     $     820,519      $  923,830
                                                                              =========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term liabilities...................    $          51    $         32
         Accounts payable...........................................           10,140           1,840
         Accrued expenses...........................................           47,365          51,270
                                                                              ---------     -----------
         Total current liabilities..................................           57,556          53,142

Long-Term Debt and Other Liabilities:
         Long-term debt.............................................          450,000         447,000
         Interest rate swap.........................................            7,301              --
         Other long-term liabilities, less current portion..........            2,756           1,635
                                                                             ----------     -----------
         Total long-term debt and other liabilities.................          460,057         448,635

Commitments and Contingencies

Redeemable Preferred Stock:
         Preferred stock, $0.01 par value, 5,000,000 shares
         authorized; and 200,000 shares issued and outstanding,
         ($214,000 liquidation value)...............................          180,962         162,523

Stockholders' Equity:
         Common stock, $0.01 par value, 150,000,000 shares
         authorized; 37,928,399 and 37,911,851 shares issued
         as of June 30, 2001 and December 31, 2000, respectively.                 379             379
         Additional paid-in capital.................................          548,063         566,975
         Deferred compensation......................................          (34,742)        (53,207)
         Treasury stock, 117,840 and 68,197 shares as of June 30,
         2001 and December 31, 2000, respectively, at cost..........             (416)           (216)
         Accumulated deficit........................................         (384,039)       (254,401)
         Accumulated other comprehensive loss.......................           (7,301)             --
                                                                           ------------    -----------
         Total stockholders' equity.................................          121,944         259,530
                                                                            ----------     -----------
         Total liabilities and stockholders' equity.................       $  820,519      $  923,830
                                                                           ============    ===========

                The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                     THREE MONTHS ENDED
                                                                                         JUNE 30,

                                                                                    2001           2000
                                                                                 (unaudited)    (unaudited)
Revenue.............................................................           $   41,751         $   10,411

Operating expenses:
      Network costs.................................................               29,574              9,711
      Selling, general and administrative, including
       non-cash  deferred  compensation  of  $2,414  and $728 in 2001 and
       2000, respectively and non- cash management ownership allocation
       charge of $6,595 and $6,342 in 2001 and 2000, respectively                  42,099             21,662
     Non-cash writedown of abandoned assets...............                            801                 --
     Depreciation and amortization..................................               21,370              3,986
                                                                                   ------              -----

           Total operating expenses.................................               93,844             35,359
                                                                                   ------             ------

Loss from operations................................................              (52,093)           (24,948)

Interest income/(expense):
     Interest income................................................                1,157                680
     Interest expense...............................................              (13,588)              (750)
                                                                                  --------              -----

Total interest income/(expense), net................................              (12,431)               (70)
                                                                                  --------               ----

Net loss............................................................              (64,524)           (25,018)

Accretion on preferred stock........................................                1,812                 --
Accrued dividends on preferred stock................................                7,674                 --
                                                                                    -----                 --

Net loss applicable to common stock.................................           $  (74,010)        $  (25,018)
                                                                                 =========          =========

Net loss per share, basic and diluted...............................           $    (1.87)        $    (0.81)
                                                                                 =========        ==========

Weighted average number of shares outstanding,
     basic and diluted............................................              39,590,269         31,022,503
                                                                                ==========         ==========




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,

                                                                                   2001               2000
                                                                                (unaudited)       (unaudited)
Revenue.............................................................           $  76,602        $    17,201

Operating expenses:
      Network costs.................................................              55,557             16,701
      Selling, general and administrative, including
       non-cash  deferred  compensation  of $4,843  and $2,477 in 2001 and 2000, respectively and non- cash management ownership
       allocation charge of $13,106 and $70,871 in 2001 and 2000,
       respectively                                                               82,886             99,087
     Non-cash writedown of abandoned assets                                          801                 --
     Depreciation and amortization..................................              42,131              6,979
                                                                                  ------              -----

           Total operating expenses.................................             181,375            122,767
                                                                                 -------            --------

Loss from operations................................................            (104,773)          (105,566)

Interest income/(expense):
     Interest income................................................               3,779              1,105
     Interest expense...............................................             (28,643)            (2,213)
                                                                                 --------            -------

Total interest income/(expense), net................................             (24,864)            (1,108)
                                                                                 --------            -------

Net loss............................................................            (129,637)          (106,674)

Accretion on preferred stock........................................               3,351                 --
Accrued dividends on preferred stock................................              15,088                 --
                                                                                  ------             ------

Net loss applicable to common stock.................................           $(148,076)         $(106,674)
                                                                                =========         ==========

Net loss per share, basic and diluted...............................           $   (3.74)      $      (3.72)
                                                                                =========         ==========

Weighted average number of shares outstanding,
     basic and diluted............................................              39,592,904         28,689,868
                                                                                ==========         ==========




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                          CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (amounts in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 2001                2000
                                                                              (unaudited)        (unaudited)
Cash flows from operating activities:
         Net loss......................................................        $(129,637)       $  (106,674)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
             Writedown of abandoned assets........................                   801                --
             Depreciation and amortization........................                42,131              6,979
             Amortization of deferred
                   financing costs................................                 1,691                318
             Deferred compensation and management
                  ownership allocation charge.....................                17,948             73,348
             Changes in assets and liabilities:
                Accounts receivable, net..........................                (5,874)            (4,915)
                Note receivable...................................                    --             (5,357)
                Prepaid expenses and other assets.................                   398               (948)
                Accounts payable and accrued expenses.............                 3,401                249
                                                                                ----------        ------------
         Net cash used in operating activities....................               (69,141)           (37,000)

Cash flows from investing activities:
         Capital expenditures.......................................             (43,220)           (53,632)
         Decrease in restricted cash...............................               12,591                 --
         Proceeds from sales of investments...................                     7,502                 --
         Payments under long-term capital leases.................                    (27)                --
         Cash payments for acquisition of business,
           net of cash acquired...................................                    --             (1,862)
                                                                                -----------       ------------
         Net cash used in investing activities....................               (23,154)           (55,494)

Cash flows from financing activities:
         Additions to long-term debt..............................                37,000             12,900
         Principal payments of long-term debt.....................               (34,000)           (64,400)
         Proceeds from capital contributions and issuance
           of common stock........................................                   100            150,276
         Repurchase of treasury stock.............................                   (12)                --
         Payments of financing costs..............................                (1,011)            (1,802)
                                                                                ----------        ------------
         Net cash provided by financing activities................                 2,077             96,974
                                                                                ----------        ------------

Net (decrease)/increase in cash and cash equivalents..............               (90,218)             4,480

Cash and cash equivalents, beginning of period....................               173,573              3,615
                                                                                -----------       ------------
Cash and cash equivalents, end of period..........................             $  83,355        $     8,095
                                                                                ===========       ============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                         CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SIX MONTH PERIOD ENDED JUNE 30, 2001

                                   (Unaudited)


NOTE 1.  DESCRIPTION OF BUSINESS

         Choice One Communications Inc was incorporated under the laws of the State of Delaware on June 2, 1998. Choice One Communications Inc. and its wholly-owned subsidiaries are referred to herein as the "Company".

         The Company is an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, and high-speed data and Internet service, principally utilizing digital subscriber line (DSL) technology, and Web page design, development and hosting services. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. The Company's management does not expect the adoption of SFAS No. 141 to have a material impact on the company's financial results.

         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". The Company will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. The Company's goodwill amortization for the three months ended June 30, 2001 was $8.5 million. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company's management is evaluating the impact of the annual assessment on the company's financial results.


NOTE 4.  PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma results of operations combine the operations of the Company with those of US Xchange, acquired on August 1, 2000, as if the acquisition had occurred on January 1, 1999. The pro forma information is presented after giving effect to certain adjustment for depreciation, amortization of intangibles, interest expense on acquisition financing and non-cash deferred compensation charge on restricted shares of common stock issued on August 1, 2000. The acquisition was accounted for using the purchase method of accounting.

         The unaudited pro forma results of operations are based upon currently available information and upon certain assumptions that the Company believes are reasonable. The unaudited pro forma statements do not purport to represent what the Company's results of operations would actually have been if the transaction in fact occurred at the beginning of the period indicated or to project the Company's results of operations for any future period.

                                        Pro Forma Six Months Ended June 30, 2000

Revenue                                              $40,015

Loss from operations                                (157,317)

Net loss                                            (165,867)

Net loss applicable to common stock                 (186,084)

Net loss per share, basic and diluted                $ (4.72)

Weighted average number of shares

         outstanding, basic and diluted           39,454,008



NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost consisted of the following:

                                              June 30, 2001    December 31, 2000

         Switch equipment                         $253,063          $213,122

         Computer equipment and software            42,036            32,754

         Office furniture and equipment             10,790             9,520

         Leasehold improvement                      24,569            20,920

         Indefeasible right to use fiber            37,147            35,995

         Construction in progress                    5,820            17,393
                                                     -----            ------

                                                  $373,425          $329,704
                                                  ========          ========

         In May 2001, the Company approved a plan to abandon the assets related to its Richmond, Virginia market. The writedown of abandoned assets includes equipment and leasehold costs associated with collocating in the facilities of the incumbent local exchange carriers located in the Richmond, Virginia area. The writedown of abandoned assets of $0.8 million is included in the statement of operations.

NOTE 6.  OTHER ASSETS

         Other assets consisted of the following:

                                               June 30, 2001   December 31, 2000

                  Goodwill                      $330,166            $329,192

                  Customer base                   52,285              52,285

                  Deferred financing costs        21,199              19,870

                  Other assets                     4,431               2,231
                                                   -----               -----

                                                 408,081             403,578

                  Less-accumulated amortization  (45,032)            (21,523)
                                                  -------             -------

                                                $363,049            $382,055
                                                ========            ========

NOTE 7.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                               June 30, 2001   December 31, 2000

                  Accrued network costs             $22,920         $18,492

                  Accrued payroll and payroll
                      related benefits                4,002           5,073

                  Accrued collocation costs           3,405           5,136

                  Accrued interest                    6,508           7,463

                  Other                              10,530          15,106
                                                     ------          ------

                                                    $47,365         $51,270
                                                    =======         =======



NOTE 8.  LONG-TERM DEBT

         The Company's amended and restated Credit Agreement (the "Agreement") provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. As of June 30, 2001, the term B loan and term A loan were outstanding. Under the revolving portion of the credit facility, $20.0 million was outstanding and $80.0 million was available for borrowing. The weighted average interest rate at June 30, 2001 was 8.5%.

         The Agreement contains certain covenants that are customary for credit of this nature, all of which are defined in the Agreement. At June 30, 2001, the Company was in compliance with these covenants.

         As of June 30, 2001, the Company had $180.0 million outstanding under its subordinated debt facility. Interest is payable quarterly based on LIBOR plus an applicable margin. The interest rate was 12.6% on June 30, 2001.

NOTE 9.  DERIVATIVE INSTRUMENTS

         At June 30, 2001, the Company had interest rate swap agreements with a notional principal amount of $187.5 million expiring in 2003 and 2006. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.99% and 6.94%. The fair value of the swap agreements was $7.3 million as of June 30, 2001 and is included in accumulated other comprehensive loss. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.


NOTE 10. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

         In June 2001, the Company executed a capital lease, with a related party, for fiber deployed in Syracuse, New York for $1.2 million.

Supplemental disclosures of cash flow information:
                                                            Six Months Ended
                                                    June 30, 2001  June 30, 2000

         Interest paid............................    $  27,896    $    590
                                                      =========    =========
         Income taxes paid (received).............    $     282    $   (187)
                                                      =========    =========

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

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

                  B.       Reports on Form 8-K

                           A Form  8-K/A-1 was filed on April 26, 2001  relating
                  to the acquisition of US Xchange, Inc. Unaudited financial statements of US Xchange for the six months ended June 30, 2000 and pro forma financial information for the year ended December 31, 2000 were included.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHOICE ONE COMMUNICATIONS INC.
                                       Registrant


DATE:  August 14, 2001                 By:
                                           -------------------------------------
                                       Steve M. Dubnik, Chairman and Chief
                                       Executive Officer


                                       By:
                                           -------------------------------------
                                       Ajay Sabherwal, Executive Vice President,
                                       Finance and Chief Financial Officer
                                       (Principal Financial Officer)

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
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.12          Amendment No. 9 dated as of March 13, 2001 to         Included herewith
               Transaction Agreement, dated as of July 8, 1998,
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.13          Amendment No. 10 dated as of June 21, 2001 to         Included herewith
               Transaction Agreement, dated as of July 8, 1998,
               among Choice One Communications Inc., Choice
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.14          Registration Rights Agreement dated as of July 8,     Incorporated by reference from Exhibit 10.10
               1998, among Choice One Communications Inc., the       to the February 2000 Registration Statement
               Investor Holders and the Management Holders

10.15          Amendment No. 1 dated as of February 18, 1999 to      Incorporated by reference from Exhibit 10.11
               Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.16          Amendment No. 2 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.12
               Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.17          Amendment No. 3 dated as of June 30 1999 to           Incorporated by reference from Exhibit 10.13
               Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders

10.18          Amendment No. 4 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.1 to
               Registration Rights Agreement dated as of July 8,     the Company's 8-K filed on August 10, 2000
               1998, among Choice One Communications Inc., the
               Investor Holders and the Management Holders


10.19          Form of Executive Purchase Agreement dated July       Incorporated by reference from Exhibit 10.14
               8, 1998 among the Choice One Communication            to the February 2000 Registration Statement
               Inc., Choice One Communications L.L.C. and
               Certain Executives of the Registrant

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

10.23          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.18
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Kevin
               Dickens

10.24          Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.19
               1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
               Choice One Communications L.L.C. and Ajay
               Sabherwal

10.25          Second Amended and Restated Credit Agreement          Incorporated by reference from Exhibit 10.8 to
               dated as of August 1, 2000 among the Registrant as    the Company's 8-K filed on August 10, 2000
               Guarantor, subsidiaries of the Registrant, as
               Borrowers, First Union Investors, Inc., as
               Administrative Agent, General Electric Capital
               Corporation, as Syndication Agent, and Morgan
               Stanley Senior Funding, Inc. as Documentation
               Agent and the lenders thereto

10.26          Amendment to the Second Amended and Restated          Incorporated by reference from Exhibit 10.1 to
               Credit Agreement dated as of March 31, 2001           the Company's S-3 Registration Statement
               among the Registrant as Guarantor, subsidiaries of    filed on May 7, 2001
               the Registrant, as Borrowers, First Union Investors,
               Inc., as Administrative Agent, General Electric Capital
               Corporation, as Syndication Agent, and Morgan
               Stanley Senior Funding, Inc. as Documentation
               Agent and the lenders thereto

10.27          Lease between the Registrant and Bendersen-           Incorporated by reference from Exhibit 10.21
               Rochester Associates, LLC dated October 14, 1998,     to the February 2000 Registration Statement
               as amended


10.28          Unit Purchase Agreement dated as of October 21,       Incorporated by reference from Exhibit 10.22
               1999 among the Registrant, Atlantic Connections       to the February 2000 Registration Statement
               L.L.C., ACL Telecommunications, LTD., Paul
               Cissel, Antonio Lopez, Jr. and North Atlantic
               Venture Fund II, L.P.

10.29          General Agreement between the Registrant and          Incorporated by reference from Exhibit 3.1 to
               Lucent Technologies effective as of July 17, 1999,    the Company's 10-Q for the quarter ended
               as amended.                                           June 30, 2000


10.30          Service Bureau Agreement between the Registrant       Incorporated by reference from Exhibit 10.24
               and Saville Systems Inc. effective September 30,      to the February 2000 Registration Statement
               1998

10.31          Agreement and Plan of Merger by and among             Incorporated by reference from Exhibit 99.2 to
               Choice One Communications Inc., Barter                the Company's 8-K/A filed on May 16, 2000
               Acquisition Corporation, US Xchange, Inc. and the
               Stockholder of US Xchange, Inc. dated as of May
               14, 2000

10.32          Securities Purchase Agreement dated as of August      Incorporated by reference from Exhibit 10.7 to
               1, 2000 among Morgan Stanley Dean Witter Capital      the Company's 8-K filed on August 10, 2000
               Partners IV, L.P., Morgan Stanley Dean Witter
               Capital Partners IV 892 Investors, L.P., Morgan
               Stanley Dean Witter Capital Investors IV, L.P., and
               Choice One Communications Inc. relating to the
               purchase and sale of securities of Choice One
               Communications Inc.

10.33          Warrants for the purchase of shares of Common         Incorporated by reference from Exhibit 10.4,
               Stock of Choice One Communications Inc.               10.5 and 10.6 to the Company's 8-K filed on
                                                                     August 10, 2000


10.34          Bridge Financing Agreement dated as of August 1,      Incorporated by reference from Exhibit 10.3 to
               2000 among Choice One Communications Inc., the        the Company's 8-K filed on August 10, 2000
               Lenders party hereto, and Morgan Stanley Senior
               Funding, Inc., as Administrative Agent.

10.35          Fiber Optic Agreement and Grant of IRU dated          Incorporated by reference from Exhibit 10.9 to
               August 1, 2000 by and between Choice One              the Company's 8-K filed on August 10, 2000
               Communications Inc. and RVP Fiber Company,
               L.L.C.

10.36          Form of Executive Employment Agreement                Incorporated by reference from Exhibit 10.10
               between former executives of US Xchange, Inc. and     to the Company's 8-K filed on August 10,
               Choice One Communications Inc.                        2000


10.37          Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1 to
               Technologies Operating Company, LLC and Choice        the Company's 10-Q for the quarter ended
               One Communications Inc. dated as of May 31,           June 30, 2000
               2000.*



10.38          Addendum Number One 5ESS(R) switch and                Incorporated by reference from Exhibit 10.1 to
               transmission systems Purchase Agreement between       the Company's 10-Q for the quarter ended
               Choice One Communications Inc and Lucent              March 31, 2000
               Technologies Inc. dated as of January 1, 2000.**

10.39          Choice One Communications 401(k) Plan                 Incorporated by reference from Exhibit 10.1 to
                                                                     the Company's 10-Q for the quarter ended
                                                                     March 31, 2000




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