Form 10-Q
period 2001-09-30
CHOICE ONE COMMUNICATIONS INC
filed 2001-11-13
CIK 1091953

Quarterly Report on Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of October 31, 2001 there were outstanding 37,805,883 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.       FINANCIAL INFORMATION

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations .............................1

              Quantitative and Qualitative Disclosures about
              Market Risk ....................................................11

              Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2001 and  December 31, 2000.......................13

              Condensed Consolidated Statements of Operations
              for the three months ended September 30, 2001
              and September 30, 2000..........................................14

              Condensed Consolidated Statements of Operations for
              the nine months ended September 30, 2001 and
              September 30, 2000 .............................................15

              Condensed Consolidated Statements of Cash Flow for
              the nine months ended September 30, 2001 and
              September 30, 2000..............................................16

              Notes to Condensed Consolidated Financial Statements............17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................22

Item 2.       Changes in Securities and Use of Proceeds.......................22

Item 3.       Defaults Upon Senior Securities.................................22

Item 4.       Submission of Matters to a Vote of Security Holders.............22

Item 5.       Other Information...............................................22

Item 6.       Exhibits and Reports on Form 8-K................................22

Signatures    ................................................................23

                                       (i)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our offerings include local exchange and long distance service, high-speed data and Internet service, and comprehensive web hosting services.

         We seek to become the leading integrated service provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data network equipment in multiple established telephone company central offices. As of September 30, 2001, we have installed on-switch services to 95% of all our lines, which allows us to route traffic more efficiently, ensure a high quality of service and control costs.

          We have rapidly deployed our networks since commencing service. We are operational in 28 markets. The table below provides selected key operational data as of:

                                                              September 30, 2001        September 30, 2000

         Markets served                                              28                        24

         Number of switches-voice                                    25                        22

         Number of switches-data                                     63                        42

         Total central office collocations                           461                       290

         Estimated addressable market (Business lines)               4.9 million               3.0 million

         Lines in service-total                                      295,319                   148,086

         Lines in service-voice                                      285,709                   145,397

         Lines in service-data                                       9,610                     2,689

         Total employees                                             1,751                     1,302

         Sales employees                                             828                       530

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

         Adjusted EBITDA was the following:

                                      Three Months Ended                             Nine Months Ended
                         September 30,    June 30,            September 30,     September 30,     September 30,
                              2001          2001                  2000               2001              2000
                         ------------------------------------------------------------------------------------------
Loss from operations          $(47,947)        $(52,093)           $(44,372)        $(152,720)       $(149,937)
Depreciation &
     amortization               22,544           21,370              14,690            64,675           21,668
Non-cash deferred
     compensation                2,350            2,414               1,958             7,193            4,435
Non-cash management
     ownership allocation        6,040            6,595               6,342            19,146           77,212
Non-cash writedown of
     abandoned assets               --              801                  --               801               --
                         -------------    -------------       -------------     -------------     ------------

Adjusted EBITDA               $(17,013)        $(20,913)           $(21,382)         $(60,905)        $(46,622)
                         =============    =============       =============     =============     ============


         The adjusted EBITDA losses have narrowed and we expect this trend to continue as we generate a sufficient revenue base within our markets to offset network costs and selling, general and administrative expenses. With the completion of our current new market entry plan, we are well along the transition from a developing company to a cash flow positive operating company.

         The results of operations for the Company for the three months and nine months ended September 30, 2000 include the operations of US Xchange Inc. since August 1, 2000, the date on which it was acquired by the Company.

Results OF OPERATIONS for the three months ended September 30, 2001 as compared to September 30, 2000

Revenue

         We generated $48.8 million in revenue during the three months ended September 30, 2001. Revenue for the three months ended September 30, 2001 represents a 128% increase compared to revenue for the three months ended September 30, 2000 and a 17% increase compared to the three months ended June 30, 2001.

         Line installations during the three months ended September 30, 2001 were 41,322. This represents a 44% increase compared with lines installed during the three months ended September 30, 2000 and a 4% decrease compared to the three months ended June 30,2001. At September 30, 2001, we had a total installed base of 295,319 lines, as compared with 148,086 lines at September 30, 2000.

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

         Our churn for the three months ended September 30, 2001 of our facilities-based business clients continues to be below 1% per month. This compares favorably to the significant churn of customers within the telecommunications industry. We seek to minimize churn by providing superior customer care, by offering a competitively priced portfolio of local, long distance and Internet services, and by focusing on offering our own facilities-based services.

Network Costs

         Network costs for the three months ended September 30, 2001 were $31.0 million representing a 76% increase compared to network costs for the three months ended September 30, 2000; and a 5% increase compared to network costs for the three months ended June 30, 2001. During the three months ended September 30, 2001 and 2000, we achieved positive gross profit (revenue less direct network costs) of $17.8 million or 36.5% of revenue and $3.8 million or 17.7% of revenue, respectively. During the three months ended June 30, 2001, we achieved positive gross profit of $12.2 million or 29.2%.

         The sharp increase in network costs from the same period a year ago is consistent with the deployment of our networks and growth of our services as well as the impact of the acquisition of US Xchange. We have increased our markets from 24 to 28, added 171 collocation sites and grown lines in service 99% from 148,086 to 295,319. The increase in network costs from the second quarter of 2001 is related to the increase in number of lines in service. Network costs increased at a slower rate than revenue which reflects the benefits of fiber in the network and network efficiencies realized with the rapidly growing installed base of lines.

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

         Under our network buildout strategy, we deploy voice and data switches with local and long distance capability and lease transmission lines from the established telephone companies and other competitive local exchange carriers to connect our switch with our transmission equipment collocated in the established telephone company's central offices. We will lease transmission lines from the established telephone companies to connect our clients and other carriers' networks to our network. We plan to lease capacity or overbuild specific network segments in certain markets as economically justified by traffic volume growth.

         We have a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. This agreement provides us with intra-city fiber miles in eight of our midwest markets and inter-city fiber miles in nine of our midwest markets. The agreement was acquired in connection with the acquisition of US Xchange and has a term of 20 years.

         We have a master facilities agreement with Fibertech Networks, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. Fiber deployment will provide the bandwidth necessary to support substantial incremental growth and will allow us to improve gross margins and enhance the quality and reliability of our network.

         We have taken possession from Fibertech Networks of fiber networks in Syracuse and Rochester, New York, bringing to 10 the number of markets where the company has intra-city fiber connecting its collocations. We plan to activate fiber in an additional 11 markets across our footprint. Our operational fiber network now consists of 613 intra-city miles in 10 cities and 284 inter-city fiber miles connecting nine cities. Once complete, our fiber network will consist of approximately 1,900 intra-city fiber miles and 1,700 inter-city fiber miles.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended September 30, 2001 were $43.2 million compared to selling, general and administrative expenses of $33.5 million and $42.1 million during the three months ended September 30, 2000 and June 30, 2001. Excluding the non-cash deferred compensation and management ownership allocation, the selling, general and administrative expenses increased from $25.2 million during the three months ended September 30, 2000 to $34.8 million during the three months ended September 30, 2001. For the three months ended June 30, 2001, selling, general and administrative expenses excluding non-cash deferred compensation and management allocation was $33.1 million.

         Excluding non-cash charges, the increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related growth in number of employees. The increase over the three months ended June 30, 2001 was 5% as compared to revenue growth of 17% during the same period as we achieved economies of scale in our business. The dollar increase over second quarter 2001 resulted primarily from growth in sales employees to provide additional coverage in existing markets and support for newly entered markets, and client service positions to support our growing client base.

         The number of employees increased to 1,751 as of September 30, 2001, from 1,302 as of September 30, 2000 and 1,697 as of June 30, 2001. As of September 30, 2001, sales employees (which include direct sales, sales support and sales management) increased to 828.

This compares to 530 as of September 30, 2000 and 786 as of June 30, 2001. We expect the number of sales and service employees to increase throughout the remainder of 2001 as we continue to expand our sales force in our existing markets. The increases in number of sales and services employees in the remainder of 2001 are not expected to be as rapid as prior periods since we have now completed our new market entry.

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

Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the three months ended September 30, 2001 and 2000, we amortized $6.0 million and $6.3 million, respectively, of the deferred charge.

         We also recognized $2.3 million and $2.0 million of non-cash deferred compensation amortization during the three months ended September 30, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Depreciation and Amortization

         Depreciation and amortization for the three months ended September 30, 2001 was $22.5 million. This represents a 53% and 5% increase compared to the three months ended September 30, 2000 and June 30, 2001, respectively. The increase results from higher capital expenditures from the deployment of our networks and initiation of services in new markets. At September 30, 2001, property and equipment was $397.0 million compared to $373.4 million at June 30, 2001 and $306.4 million at September 30, 2000. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

         The expense for the three months ended September 30, 2001 also includes amortization of approximately $11.0 million from intangibles generated in connection with our acquisitions. Amortization from intangibles was $11.0 million during the three months ended June 30, 2001.

         We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities.

Interest Expense and Income

         Interest expense for the three months ended September 30, 2001 and 2000 was approximately $13.7 million and $4.0 million, respectively. Interest expense for the three months ended June 30, 2001 was $13.6 million. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated debt facility, amortization of deferred financing costs related to such facilities and commitment fees on the unused senior credit facility. Borrowings on which interest expense is paid increased from an average of $86.4 million for the three months ended September 30, 2000 to an average of $448.5 million for the three months ended June 30, 2001 to an average of $462.5 million for the three months ended September 30, 2001.

         Interest income for the three months ended September 30, 2001 and 2000 was approximately $0.8 million and $0.3 million, respectively. Interest income for the three months ended June 30, 2001 was $1.2 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, restricted cash and investments on which interest income is received increased from an average of $4.6 million during the three months ended September 30, 2000 to $127.6 million for the three months ended June 30, 2001 decreasing to an average $85.2 million for the three months ended September 30, 2001.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000

Revenue

         We generated $125.4 million in revenue during the nine months ended September 30, 2001. Revenue for the nine months ended September 30, 2001 represents a 225% increase compared to revenue for the nine months ended September 30, 2000. At September 30, 2001, we had a total installed base of 295,319 lines, as compared with 148,086 lines at September 30, 2000.

         Revenue was generated principally from local exchange and long distance services, DSL and other data services as well as e-services, including Web page design, development and hosting services. The market for local and long distance services is well established and we expect revenue growth principally from capturing market share from other service providers. Similarly, we expect revenue from access charges that are based on other companies' long distance calls made by and to our customers to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base.

         We also expect revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base.

Network Costs

         Network costs for the nine months ended September 30, 2001 were $86.6 million representing a 153% increase compared to network costs for the nine months ended September 30, 2000. During the nine months ended September 30, 2001 and 2000, we achieved positive gross profit (revenue less direct network costs) of $38.8 million or 31.0% of revenue and $4.3 million or 11.1% of revenue, respectively.

         This sharp increase in network costs from a year ago is consistent with the deployment of our networks and growth of our services as well as the impact of the acquisition of US Xchange. We have increased our markets from 24 to 28, and lines in service have grown 99% from 148,086 to 295,319. Network costs increased at a slower rate than revenue which reflects the benefits of fiber in the network and network efficiencies realized with the rapidly growing installed base of lines.

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

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the nine months ended September 30, 2001 were $126.9 million compared to selling, general and administrative expenses of $132.5 million during the nine months ended September 30, 2000. Excluding the non-cash deferred compensation and management ownership allocation, the selling, general and administrative expenses increased to $99.7 million during the nine months ended September 30, 2001 from $50.9 million during the nine months ended September 30, 2000. These increased selling, general and administrative expenses resulted primarily from the growth of our operations, completion of our back office infrastructure and related growth in number of employees.

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

          During the nine months ended September 30, 2001 and 2000, we amortized $19.1 million and $77.2 million, respectively, of the deferred charge.

         We also recognized $7.2 million and $4.4 million of non-cash deferred compensation amortization during the nine months ended September 30, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Depreciation and Amortization

         Depreciation and amortization for the nine months ended September 30, 2001 was $64.7 million representing a 198% increase compared to depreciation and amortization expenses for the nine months ended September 30, 2000. The increase results from higher cumulative capital expenditures from the deployment of our networks and initiation of services in new markets, and amortization from intangibles generated in connection with our acquisitions. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems and furniture and fixtures.

Interest Expense and Income

         Interest expense for the nine months ended September 30, 2001 and 2000 was approximately $42.4 million and $6.2 million, respectively. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated debt facility, amortization of deferred financing costs related to such facilities and commitment fees on the unused senior credit facility. Borrowings on which interest expense is paid increased from an average of $112.2 million for the nine months ended September 30, 2000 to $461.0 million for the nine months ended September 30, 2001.

         Interest income for the nine months ended September 30, 2001 and 2000 was approximately $4.6 million and $1.4 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, restricted cash and investments on which interest income is received increased from an average of $2.4 million during the nine months ended September 30, 2000 to an average of $141.5 million for the nine months ended September 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had $58.0 million in cash and cash equivalents and $11.6 million in restricted cash. We also had $55.0 million available under our revolving credit facility.

Financing Facilities

         Our credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions, including those described in
Note 7 to the financial statements, with maximum borrowing limits to be reduced starting in 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of September 30, 2001, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan and $45.0 million outstanding under the revolving portion. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature.

         We also have $180.0 million outstanding under our subordinated debt facility. On November 9, 2001, the subordinated debt facility was converted to nine-year rollover notes. Interest on the rollover notes is fixed at 13.0 %. Interest on the rollover notes is non-cash and increases the principal balance during the first four years of the rollover notes term.

Cash Flows

         We have incurred significant operating and net losses since our inception. We expect to continue to experience operating losses and negative adjusted EBITDA as we expand our operations and build our client base. As of September 30, 2001, we had an accumulated deficit of $444.9 million. Net cash used for operating activities was approximately $101.2 million and $46.5 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash used for operating activities during the nine months ended September 30, 2001 was primarily due to net losses.

         Net cash provided by financing activities was $25.6 million and $458.8 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities for the nine months ended September 30, 2001 was primarily related to borrowings under the credit facility. Net cash provided by financing activities for the nine months ended September 30, 2000 was related to borrowings under the credit facility and proceeds from our initial public offering and issuance of preferred stock.

         Net cash used in investing activities was $40.0 million and $414.8 million for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in investing activities for the nine months ended September 30, 2001 related to capital expenditures offset by the decrease in restricted cash for the quarterly interest payments on the subordinated debt and the maturity of short term investments. Net cash used in investing activities for the nine months ended September 30, 2000 related to capital expenditures and the acquisition of Edgenet, Inc. and US Xchange, Inc.

Capital Requirements

         Capital expenditures were $66.0 million and $88.4 million for the nine months ended September 30, 2001 and 2000, respectively. We expect that our capital expenditures will continue at stable rates for the remainder of the year in connection with the purchase of infrastructure equipment necessary for the development and expansion of our network after which time capital expenditures are expected to continue on a declining basis.

         To continue to further develop our business, we will need a significant amount of cash. We believe, based on our current business plan, that our cash resources and available bank credit facilities will be sufficient to finance our business to the point at which our operating cash flow will be sufficient to fund our ongoing operating costs, capital expenditures and debt service requirements. However, our business plan is based on certain revenue and expense assumptions, many of which are difficult to predict accurately or control. In addition, there are conditions to our ability to continue to borrow under our available bank credit facilities, including the continued satisfaction of covenants.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. The Company adopted this standard effective July 1, 2001. The Company's management does not expect the adoption of SFAS No. 141 to have a material impact on the company's financial results.

         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". The Company will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. The Company's goodwill amortization for the three months ended September 30, 2001 was $8.5 million. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company's management is evaluating the impact of the annual assessment on the company's financial result.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective fiscal years beginning after June 15, 2002. The Company will adopt this standard effective January 1, 2003. The Company's management does not expect the adoption of SFAS No. 143 to have a material impact on the company's financial results.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective fiscal years beginning after December 15, 2001. The Company will adopt this standard effective January 1, 2002. The Company's management does not expect the adoption of SFAS No. 144 to have a material impact on the company's financial results.



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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 2001, the carrying value of our debt obligations excluding capital lease obligations was $475.0 million and the fair value of those obligations was $480.5 million. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at September 30, 2001, would result in an increase in fair value of long-term debt by approximately $7.7 million.

         Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at September 30, 2001, would result in an approximate increase in cash required for interest on variable rate debt during the next five fiscal years of $1.7 million per year.

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

         At September 30, 2001, we had interest rate swap agreements for a notional amount of $187.5 million. Based on the fair value of the interest rate swaps at September 30, 2001, it would have cost us $15.7 million to terminate the agreements. A hypothetical decrease of 100 basis points in the swap rate would increase the cost to terminate the agreements by approximately $5.2 million.


                                        PART I FINANCIAL INFORMATION
                                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                      CONDENSED Consolidated Balance Sheet
                              (amounts in thousands, except share and per share data)

                                                                       September 30,          DECEMBER 31,
                                                                            2001                   2000
                                                                    --------------------------------------
                                                                        (Unaudited)
                  ASSETS
Current Assets:
       Cash and cash equivalents....................................    $       57,958     $  173,573
       Restricted cash..............................................            11,631         30,000
       Investments..................................................                --          9,801
       Accounts receivable, net.....................................            33,508         20,655
       Prepaid expenses and other current assets....................             3,995          4,913
                                                                             ---------     ----------
Total current assets................................................           107,092        238,942

Property and Equipment:
       Property and equipment.......................................           397,000        329,704
       Less - accumulated depreciation..............................           (58,823)       (26,871)
                                                                             ----------    ----------
       Total property and equipment.................................           338,177        302,833

Other assets, net                                                              354,778        382,055
                                                                             ---------     ----------
       Total assets                                                     $      800,047      $ 923,830
                                                                        ==============     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Current portion of long-term liabilities...................    $           70    $        32
         Accounts payable...........................................            17,297          1,840
         Accrued expenses...........................................            46,394         51,270
                                                                                ------     ----------
         Total current liabilities..................................            63,761         53,142

Long-Term Debt and Other Liabilities:
         Long-term debt.............................................           475,000        447,000
         Interest rate swap.........................................            15,680            --
         Other long-term liabilities, less current portion..........             3,565          1,635
                                                                             ---------     ----------
         Total long-term debt and other liabilities.................           494,245        448,635

Commitments and Contingencies

Redeemable Preferred Stock:
         Preferred stock, $0.01 par value, 5,000,000 shares
         authorized; and 200,000 shares issued and outstanding,
         ($214,000 liquidation value)...............................           190,681        162,523

Stockholders' Equity:
         Common stock, $0.01 par value, 150,000,000 shares
         authorized; 37,931,051 and 37,911,851 shares issued
         as of September 30, 2001 and December 31, 2000, respectively              379            379
         Additional paid-in capital.................................           538,234        566,975
         Deferred compensation......................................           (26,192)       (53,207)
         Treasury stock, 125,168 and 68,197 shares as of September 30,
         2001 and December 31, 2000, respectively, at cost..........              (461)          (216)
         Accumulated deficit........................................          (444,920)      (254,401)
         Accumulated other comprehensive loss.......................           (15,680)           --
                                                                            ----------     ----------
         Total stockholders' equity.................................            51,360        259,530
                                                                             ---------     ----------
         Total liabilities and stockholders' equity.................        $  800,047     $  923,830
                                                                            ==========     ==========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                                    CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (amounts in thousands, except share and per share data)

                                                                              THREE MONTHS ENDED
                                                                                  September 30,

                                                                         2001                  2000
                                                                        (unaudited)        (unaudited)

Revenue.............................................................       $    48,792         $   21,354

Operating expenses:
      Network costs.................................................            31,005             17,579
     Selling, general and administrative, including
       non-cash deferred compensation of $2,350 and $1,958 in 2001 and 2000, respectively and non- cash management ownership allocation charge
       of $6,040 and $6,342 in 2001 and 2000, respectively                      43,190             33,457
     Depreciation and amortization..................................            22,544             14,690
                                                                                ------             ------

           Total operating expenses.................................            96,739             65,726
                                                                                ------             ------

Loss from operations................................................           (47,947)           (44,372)

Interest income/(expense):
     Interest income................................................               827                281
     Interest expense...............................................           (13,761)            (3,990)
                                                                               --------            -------

Total interest income/(expense), net................................           (12,934)            (3,709)
                                                                               --------            -------

Net loss............................................................           (60,881)           (48,081)

Accretion on preferred stock........................................             1,778                962
Accrued dividends on preferred stock................................             7,942              4,667
                                                                                 -----              -----

Net loss applicable to common stock.................................        $  (70,601)         $ (53,710)
                                                                             ===========         ==========

Net loss per share, basic and diluted...............................      $      (1.78)       $     (1.50)
                                                                            ============        ============

Weighted average number of shares outstanding,
     basic and diluted..............................................        39,594,628         35,851,310
                                                                            ==========         ==========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                      -15-


                                  CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (amounts in thousands, except share and per share data)

                                                                                     NINE MONTHS ENDED
                                                                                       September 30,

                                                                               2001                  2000
                                                                              (unaudited)        (unaudited)

Revenue.............................................................        $    125,394        $    38,555

Operating expenses:
      Network costs.................................................              86,562             34,280
     Selling, general and administrative, including
       non-cash deferred compensation of $7,193 and $4,435 in 2001 and 2000, respectively and non- cash management ownership allocation charge
       of $19,146 and $77,212 in 2001 and 2000, respectively                     126,076            132,544
    Non-cash writedown of abandoned assets                                           801                 --
     Depreciation and amortization..................................              64,675             21,668
                                                                                  ------             ------

           Total operating expenses.................................             278,114            188,492
                                                                                 -------            -------

Loss from operations................................................            (152,720)          (149,937)

Interest income/(expense):
     Interest income................................................               4,606              1,426
     Interest expense...............................................             (42,404)            (6,243)
                                                                                --------            -------

Total interest income/(expense), net................................             (37,798)            (4,817)
                                                                                --------            -------

Net loss............................................................            (190,518)          (154,754)

Accretion on preferred stock........................................               5,129                962
Accrued dividends on preferred stock................................              23,030              4,667
                                                                                  ------      -------------

Net loss applicable to common stock.................................           $(218,677)         $(160,383)
                                                                              ==========         ==========

Net loss per share, basic and diluted...............................       $       (5.52)     $       (5.18)
                                                                            ============       ============

Weighted average number of shares outstanding,
     basic and diluted............................................            39,593,485         30,963,595
                                                                              ==========         ==========




           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                      -16-


                                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (amounts in thousands)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                              2001                 2000
                                                                             (unaudited)        (unaudited)
Cash flows from operating activities:
         Net loss......................................................     $(190,518)          $(154,754)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
             Writedown of abandoned assets........................                801                  --
             Depreciation and amortization........................             64,675              21,668
             Amortization of deferred
                   financing costs................................              2,598                 667
             Deferred compensation and management
                  ownership allocation charge.....................             26,338              81,647
             Changes in assets and liabilities:
                Accounts receivable, net..........................            (12,853)             (6,330)
                Prepaid expenses and other assets.................             (1,798)             (6,163)
                Accounts payable and accrued expenses.............              9,590              16,802
                                                                            ----------        ------------
         Net cash used in operating activities....................           (101,167)            (46,463)

Cash flows from investing activities:
         Capital expenditures.......................................          (65,953)            (88,413)
         Decrease in restricted cash...............................            18,369                  --
         Proceeds from sales of investments...................                  7,602                  --
         Payments under long-term capital leases.................                 (48)                 --
         Cash payments for acquisition of business,
           net of cash acquired...............................                     --            (326,374)
                                                                             -------------     ----------
         Net cash used in investing activities....................            (40,030)           (414,787)

Cash flows from financing activities:
         Additions to long-term debt..............................             62,000             185,751
         Principal payments of long-term debt.....................            (34,000)            (64,400)
         Proceeds from capital contributions and issuance
           of common stock........................................                106             150,276
         Proceeds from issuance of preferred stock................                 --             198,002
         Repurchase of treasury stock.............................                (12)                --
         Payments of financing costs..............................             (2,512)            (10,820)
                                                                           ----------           ---------
         Net cash provided by financing activities................             25,582             458,809
                                                                          ------------         ----------

Net decrease in cash and cash equivalents.........................          (115,615)              (2,441)

Cash and cash equivalents, beginning of period....................            173,573               3,615
                                                                          -----------            --------
Cash and cash equivalents, end of period..........................        $    57,958        $      1,174
                                                                          ===========        ============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                   (Unaudited)


NOTE 1.  DESCRIPTION OF BUSINESS

         Choice One Communications Inc. was incorporated under the laws of the State of Delaware on June 2, 1998. Choice One Communications Inc. and its wholly-owned subsidiaries are referred to herein as the "Company".

         The Company is an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, and high-speed data and Internet service, and comprehensive web hosting services. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

         Unless otherwise stated, all amounts are in thousands except share and per share data.

NOTE 3.    ACCOUNTING POLICIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ( SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities ". The Company adopted the statement, as amended, on January 1, 2001. The effect of adoption was recorded in accumulated other comprehensive loss for $6 million. There was no effect on the consolidated statement of operations. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. The Company adopted this standard effective July 1, 2001. The Company's management does not expect the adoption of SFAS No. 141 to have a material impact on the company's financial results.

         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". The Company will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. The Company's goodwill amortization for the three months ended September 30, 2001 was $8.5 million. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company's management is evaluating the impact of the annual assessment on the company's financial result.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective fiscal years beginning after June 15, 2002. The Company will adopt this standard effective January 1, 2003. The Company's management does not expect the adoption of SFAS No. 143 to have a material impact on the company's financial results.


         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective fiscal years beginning after December 15, 2001. The Company will adopt this standard effective January 1, 2002. The Company's management does not expect the adoption of SFAS No. 144 to have a material impact on the company's financial results.



NOTE 4.  PRO FORMA RESULTS OF OPERATIONS

         The following unaudited pro forma results of operations combine the operations of the Company with those of US Xchange, acquired on August 1, 2000, as if the acquisition had occurred on January 1, 1999. The pro forma information is presented after giving effect to certain adjustments for depreciation, amortization of intangible assets, interest expense on acquisition financing and non-cash deferred compensation charge on restricted shares of common stock issued on August 1, 2000. The acquisition was accounted for using the purchase method of accounting.

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

                                              Pro Forma Nine Months Ended
                                                       September 30, 2000

Revenue                                                             $65,400

Loss from operations                                               (209,774)

Net loss                                                           (223,331)

Net loss applicable to common stock                                (253,925)

Net loss per share, basic and diluted                                $(6.69)

Weighted average number of shares
         outstanding, basic and diluted                          39,450,008



NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost consisted of the following:

                                          September 30, 2001   December 31, 2000

         Switch equipment                      $272,295            $213,122

         Computer equipment and software         45,894              32,754

         Office furniture and equipment          11,121               9,520

         Leasehold improvement                   25,217              20,920

         Indefeasible right to use fiber         38,616              35,995

         Construction in progress                 3,857              17,393
                                                  -----              ------

                                               $397,000            $329,704
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

NOTE 6.  OTHER ASSETS

         Other assets consisted of the following:

                                          September 30, 2001   December 31, 2000

            Goodwill                           $330,171             $329,192

            Customer base                        52,285               52,285

            Deferred financing costs             22,381               19,870

            Other assets                          6,759                2,231
                                                  -----                -----

                                                411,596              403,578

            Less-accumulated amortization       (56,818)             (21,523)
                                                 -------             -------

                                               $354,778             $382,055
                                               ========             ========

NOTE 7.  ACCRUED EXPENSES



         Accrued expenses consisted of the following:

                                          September 30, 2001   December 31, 2000

            Accrued network costs               $26,339              $18,492

            Accrued payroll and payroll
                related benefits                  4,965                5,073

            Accrued collocation costs             3,219                5,136

            Accrued interest                      6,609                7,463

            Other                                 5,262               15,106
                                                  -----               ------

                                                $46,394              $51,270
                                                =======              =======





NOTE 8.  LONG-TERM DEBT

         The Company's amended and restated Credit Agreement (the "Agreement") provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. As of September 30, 2001, the term B loan and term A loan were outstanding. Under the revolving portion of the credit facility, $45.0 million was outstanding and $55.0 million was available for borrowing. The weighted average interest rate at September 30, 2001 was 8.1%.

         The Agreement contains certain covenants that are customary for credit of this nature, all of which are defined in the Agreement. At September 30, 2001, the Company was in compliance with these covenants.

          As of September 30, 2001, the Company had $180.0 million outstanding under its subordinated debt facility. Interest is payable quarterly based on LIBOR plus an applicable margin. The interest rate was 12.1% on September 30, 2001.

         On November 9, 2001, the subordinated debt facility was converted to nine-year rollover notes. Interest on the rollover notes is fixed at 13.0 % for the first four years. Interest on the rollover notes is non-cash and increases the principal balance during the first four years of the rollover notes term.

NOTE 9.  DERIVATIVE INSTRUMENTS

         At September 30, 2001, the Company had interest rate swap agreements with a notional principal amount of $187.5 million expiring in 2003 and 2006. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.99% and 6.94%. The fair value of the swap agreements was $15.7 million as of September 30, 2001 and is included in accumulated other comprehensive loss. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.


NOTE 10. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

         In June 2001, the Company executed a capital lease, with a related party, for fiber deployed in Syracuse, New York for $1.2 million. In July 2001, the Company executed a capital lease, with a related party, for fiber deployed in Rochester, New York for $0.8 million.

Supplemental disclosures of cash flow information:

                                                          Nine Months Ended
                                                 September 30,     September 30,
                                                    2001                2000

    Interest paid........................         $  40,675           $    3,552
                                                  =========           ==========
    Income taxes paid (received).........         $     321          $         2
                                                  =========          ===========


Note 11. SUBSEQUENT EVENT

         On November 7, 2001, the Company signed a definitive agreement to acquire certain assets from FairPoint Solutions Corporation. Consideration included 2.5 million shares of Choice One Common stock, with issuance of up to
2.0 million additional shares contingent upon achievement of certain operational metrics. Choice One will also pay $1.5 million in cash. In addition, Choice One will purchase FairPoint's retail accounts receivable at closing, valuing such receivables at 85% of their face value subject to certain aging conditions. FairPoint will also have the right to appoint one member to Choice One's Board of Directors.

         The transaction is expected to close in the first quarter of 2002 and has been approved by both parties' Board of Directors. The transaction is contingent upon FairPoint Solutions obtaining consent from the participants in their credit facility and certain other conditions, including regulatory approval.

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

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

                  B.       Reports on Form 8-K

                           A Form 8-K was filed on September 5, 2001 announcing the amendment of the Company's senior credit facility. Such amendment revised certain financial covenants contained within the senior credit facility.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHOICE ONE COMMUNICATIONS INC.
                                      Registrant


DATE:  November 13, 2001              By: /s/Steve M. Dubnik
                                          --------------------------------------
                                      Steve M. Dubnik, Chairman and Chief
                                      Executive Officer


                                      By: /s/Ajay Sabherwal
                                          --------------------------------------
                                      Ajay Sabherwal, Executive Vice President,
                                      Finance and Chief Financial Officer
                                      (Principal Financial Officer)



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
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.12          Amendment No. 9 dated as of March 13, 2001 to         Incorporated by reference from Exhibit 10.12
               Transaction Agreement, dated as of July 8, 1998,       to the Company's 10-Q filed on
               among Choice One Communications Inc., Choice          August 14, 2001
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

10.13          Amendment No. 10 dated as of June 21, 2001 to         Incorporated by reference from Exhibit 10.12
               Transaction Agreement, dated as of July 8, 1998,      to the Company's 10-Q filed on
               among Choice One Communications Inc., Choice          August 14, 2001
               One Communications L.L.C. and holders of
               Investor Equity and Management Equity.

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



10.27          Amendment to the Second Amended and Restated          Incorporated by reference from Exhibit 10.1 to
               Credit Agreement dated as of August 24, 2001          the Company's Form 8-K
               among the Registrant as Guarantor, subsidiaries of    filed on September 5, 2001
               the Registrant, as Borrowers, First Union Investors,
               Inc., as Administrative Agent, General Electric Capital
               Corporation, as Syndication Agent, and Morgan
               Stanley Senior Funding, Inc. as Documentation
               Agent and the lenders thereto

10.28          Lease between the Registrant and Bendersen-           Incorporated by reference from Exhibit 10.21
               Rochester Associates, LLC dated October 14, 1998,     to the February 2000 Registration Statement
               as amended

10.29          Unit Purchase Agreement dated as of October 21,       Incorporated by reference from Exhibit 10.22
               1999 among the Registrant, Atlantic Connections       to the February 2000 Registration Statement
               L.L.C., ACL Telecommunications, LTD., Paul
               Cissel, Antonio Lopez, Jr. and North Atlantic
               Venture Fund II, L.P.

10.30          General Agreement between the Registrant and          Incorporated by reference from Exhibit 3.1 to
               Lucent Technologies effective as of July 17, 1999,    the Company's 10-Q for the quarter ended
               as amended.                                           June 30, 2000


10.31          Service Bureau Agreement between the Registrant       Incorporated by reference from Exhibit 10.24
               and Saville Systems Inc. effective September 30,      to the February 2000 Registration Statement
               1998

10.32          Agreement and Plan of Merger by and among             Incorporated by reference from Exhibit 99.2 to
               Choice One Communications Inc., Barter                the Company's 8-K/A filed on May 16, 2000
               Acquisition Corporation, US Xchange, Inc. and the
               Stockholder of US Xchange, Inc. dated as of May
               14, 2000

10.33          Securities Purchase Agreement dated as of August      Incorporated by reference from Exhibit 10.7 to
               1, 2000 among Morgan Stanley Dean Witter Capital      the Company's 8-K filed on August 10, 2000
               Partners IV, L.P., Morgan Stanley Dean Witter
               Capital Partners IV 892 Investors, L.P., Morgan
               Stanley Dean Witter Capital Investors IV, L.P., and
               Choice One Communications Inc. relating to the
               purchase and sale of securities of Choice One
               Communications Inc.

10.34          Warrants for the purchase of shares of Common         Incorporated by reference from Exhibit 10.4,
               Stock of Choice One Communications Inc.               10.5 and 10.6 to the Company's 8-K filed on August 10, 2000


10.35          Bridge Financing Agreement dated as of August 1,      Incorporated by reference from Exhibit 10.3 to
               2000 among Choice One Communications Inc., the        the Company's 8-K filed on August 10, 2000
               Lenders party hereto, and Morgan Stanley Senior
               Funding, Inc., as Administrative Agent.

10.36          Fiber Optic Agreement and Grant of IRU dated          Incorporated by reference from Exhibit 10.9 to
               August 1, 2000 by and between Choice One              the Company's 8-K filed on August 10, 2000
               Communications Inc. and RVP Fiber Company,
               L.L.C.



10.37          Form of Executive Employment Agreement                Incorporated by reference from Exhibit 10.10
               between former executives of US Xchange, Inc. and     to the Company's 8-K filed on August 10,
               Choice One Communications Inc.                        2000


10.38          Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1 to
               Technologies Operating Company, LLC and Choice        the Company's 10-Q for the quarter ended
               One Communications Inc. dated as of May 31,           June 30, 2000
               2000.*


10.39          Addendum Number One 5ESS(R) switch and                Incorporated by reference from Exhibit 10.1 to
               transmission systems Purchase Agreement between       the Company's 10-Q for the quarter ended
               Choice One Communications Inc and Lucent              March 31, 2000
               Technologies Inc. dated as of January 1, 2000.**

10.40          Choice One Communications 401(k) Plan                 Incorporated by reference from Exhibit 10.1 to
                                                                     the Company's 10-Q for the quarter ended
                                                                     March 31, 2000



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