Form 10-K
period 2001-12-31
CHOICE ONE COMMUNICATIONS INC
filed 2002-04-01
CIK 1091953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                               ----------------
                         CHOICE ONE COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ----------------

                      DELAWARE                                    16-1550742
           (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    100 CHESTNUT STREET, SUITE 600, ROCHESTER, NY                   14604
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                    (ZIP CODE)
                                 --------------
                                 (585) 246-4231

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:COMMON STOCK, PAR VALUE $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of all Common Stock held by non-affiliates as of March 1, 2002, was $17,201,123.

40,300,877 shares of $.01 par value Common Stock were issued and outstanding as of March 1, 2002.

The Index of Exhibits filed with this Report begins at page 68.


================================================================================
================================================================================

                         CHOICE ONE COMMUNICATIONS INC.
                                TABLE OF CONTENTS
                                                                          PAGE
PART I

  Item 1.     Business.......................................................2

  Item 2.     Properties....................................................24

  Item 3.     Legal Proceedings.............................................24

  Item 4.     Submission of Matters to a Vote of Security Holders...........25

  Item 4A.    Executive Officers of the Registrant..........................25

PART II

  Item 5.     Market For Registrant's Common Equity and Related
               Stockholder Matters..........................................27

  Item 6.     Selected Financial Data.......................................28

  Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................30

  Item.7A.    Quantitative and Qualitative Disclosures About
               Market Risk..................................................39

  Item 8.     Financial Statements and Supplementary Data...................40

  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................40

PART III

  Item 10.    Directors and Executive Officers of the Registrant............40

  Item 11.    Executive Compensation........................................40

  Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters...................40

  Item 13.    Certain Relationships and Related Transactions................40

PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K..................................................41

Signatures..................................................................67

Exhibits....................................................................68

PART I

ITEM 1:  BUSINESS


GENERAL


We are an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our services include local exchange and long distance service, high-speed data and Internet service, and web hosting and design services. We seek to become the leading integrated service provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated service providers to provide comprehensive coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices, a process known as collocation. We have connected the majority of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality of service and control costs. As of December 31, 2001, we were providing service to approximately 80,000 clients with 383,975 access lines, including 11,634 data lines.

In December 2001, we completed the purchase of certain assets from FairPoint Communications Solutions Corp. Through this asset acquisition, we strengthened our competitive foothold in the Northeast by expanding our presence and eliminating a competitor in several existing markets. Additionally, the asset purchase expanded our presence into new territories, including Portland/Augusta, Maine and Erie, Pennsylvania.

We offer telecommunications services in 30 markets in 12 states with no current plans to expand into additional markets. Following the integration of the FairPoint assets, our networks reach approximately 5.4 million business lines, which constitute more than 70% of the estimated business lines in these markets. While our network expansion allows us to reach this number of business lines, the number of business lines that we actually service will depend on our ability to obtain market share from our competitors.

We have a flexible network which allows us to achieve speed to market and cost efficiencies and to leverage rapidly evolving telecommunications technology. In most of our markets, we have deployed digital switching platforms and lease network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allowed us to enter our markets more rapidly and with lower initial costs than if we had to acquire or build fiber capacity. When we entered our markets, we initially leased network capacity and intend to continue leasing, but may choose to own fiber capacity when and where traffic volumes and other conditions make this alternative more cost efficient. We acquired rights to fiber formerly owned by US Xchange in eight midwestern markets under an indefeasible right to use fiber agreement with a term of 20 years. In a separate transaction, we also entered into an agreement to purchase 20-year indefeasible rights to use fiber from FiberTech Networks, LLC. for fiber capacity in an additional 13 markets and acquired a minority interest and certain governing rights in FiberTech Networks. As of December 31, 2001, 12 of our markets were operational on local fiber rings and our markets within Wisconsin, Illinois and Michigan were operational on an inter-city fiber network.

We have designed and developed integrated operations support systems and other back office systems. We believe these integrated systems give us significant competitive advantages by enhancing our efficiency, allowing us to support rapid and sustained growth and enabling us to provide exceptional client care. We have automated most of our back office systems and continue to integrate them into a seamless end-to-end system that synchronizes multiple tasks, including installation, billing and client care. We integrated our order management and billing systems in a manner that enables us to transmit client information directly from the order management and service fulfillment systems into the billing system, thereby eliminating redundant keying and reducing the potential for errors. In addition, in order to minimize the time between a client order and service installation, we have also established an on-line and real-time connection, called electronic bonding, of our operations support systems with Verizon and SBC/Ameritech.

In each of our markets, we have a locally based sales force as well as dedicated client care representatives. In addition to our direct sales force, we use third party agencies to sell our services. These agencies include telecommunications equipment vendors, consultants, systems integrators and cellular phone retailers.

         BUSINESS STRATEGY

We have had an aggressive growth strategy to become the provider of choice, offering one-stop communications solutions to clients in our markets. We have been successful in executing that strategy. Our continued success will depend upon our ability to increase penetration in our 30 markets to achieve profitability. The key elements of our business strategy are to:


         TARGET UNDERSERVED CLIENTS

We will continue to target small and medium-sized businesses primarily in the 30 markets we serve in the northeastern and midwestern United States. We believe these markets are currently underserved by the established telephone companies and other competitive telecommunications providers. We have focused on the markets where there is a high concentration of potential business clients and a demand for the types of services we offer. We believe we can attract and retain clients in these areas by offering a simplified, comprehensive package of services and a high level of client care.

         OFFER BROAD COVERAGE

We provide broad geographic coverage within our markets by collocating in multiple central office locations to reach both central business districts and outlying areas. While other companies often limit their network buildout to highly concentrated downtown areas, our collocation strategy has been to reach 70% to 80% of the business lines within each market. As a result, we are often the only competitor to the established telephone company to offer integrated services to small and medium-sized businesses at many of our collocation sites.

         OFFER BUNDLED SERVICES WITH A SINGLE POINT OF CONTACT

We strive to attract new clients and maximize client retention by offering bundled services with a single point of contact for sales and convenient, integrated billing. Our clients may bundle local exchange service, long distance service, high-speed data and Internet service principally utilizing DSL technology, e-mail, Web page design and hosting, voicemail and other enhanced services not generally available from the established telephone companies, or available only at higher prices along with their traditional local and long distance services. In addition, we have developed a billing system which provides our clients with a single, easy to understand statement covering all of their services.

         INCREASE OUR MARKET SHARE BY PROVIDING SERVICE-DRIVEN CLIENT
           RELATIONSHIPS AND A LOCAL PRESENCE


We seek to attract and retain clients by providing local sales offices in each of our markets with an experienced account management team that provides face-to-face sales and personalized client care. We are dedicated to building long-term relationships with our clients, which we believe have not typically received a satisfying level of local support from the established telephone companies. Our service guarantee provides that if a client is not satisfied with the quality of our service, we will incur the reasonable and customary tariffed charges for a standard conversion to switch the client back to its previous provider. In addition, we are committed to supporting and further developing the communities in which our clients live and work. Our employees live in these communities and many of them participate in local charities, organizations and chambers of commerce. We believe that this local presence builds strong, positive Choice One name recognition within these communities.


         LEAD COMPETITION IN PROVIDING DSL SERVICES

We believe we have been one of the first integrated communications providers in each of our markets to provide dedicated, high-speed digital communications services using DSL technology. DSL technology permits broadband transmissions over existing copper telephone lines, allowing us to provide high-speed services economically. High-speed connectivity is becoming increasingly important to small and medium-sized businesses due to the dramatic growth in Internet and electronic business applications. We have installed DSL equipment in substantially all of our existing collocations.

         MAINTAIN OUR FLEXIBLE NETWORK BUILDOUT STRATEGY

We have a flexible network buildout strategy which allowed us to achieve speed to market and cost efficiencies and to leverage rapidly evolving telecommunications technology. In most of our markets we deployed digital switching platforms and leased network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allowed us to enter our markets more rapidly and with lower initial costs than if we had to acquire or build fiber capacity. When we entered our markets, we initially leased network capacity and intend to continue leasing, but may choose to own fiber capacity when and where traffic volumes and other conditions make this alternative more cost efficient. We have begun to deploy fiber in many of our markets, which will replace the leased local network facilities and decrease our leasing costs. In our markets in Wisconsin, Michigan and Illinois we already have operational intra-city fiber in place and, as a result, our leasing costs in these markets are significantly less than in the markets where fiber has not been deployed. Additionally, we had deployed fiber in all four of our New York markets as of December 31, 2001, for a total of 12 markets with local fiber.

The benefits of this fiber include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying on the established telephone company for provisioning) and reduced per unit costs with additional product offerings. Future network capacity will be deployed when technologically feasible and economically justified.

         UTILIZE EFFICIENT AUTOMATED AND INTEGRATED BACK OFFICE SYSTEMS

Our management team is committed to having efficient operations support systems and other back office systems that can support rapid and sustained growth. To realize this objective, we have a team of engineering and information technology professionals experienced in the telecommunications industry. Our systems team continues to integrate our back office systems into a seamless end-to-end system that synchronizes multiple tasks, including installation, billing and client care. We have already integrated software from ADC Communications, Inc. (formerly Saville Systems Inc.), MetaSolv Software Inc. and DSET Corporation, and are currently working with other third party vendors to integrate their software into our end-to-end system. Unlike the legacy systems currently employed by many established telephone companies and competitive local exchange carriers, which require multiple entries of client information to synchronize multiple tasks, our system requires only a single entry to transfer client information from sales to service to billing. Our customized system also integrates our back office systems to minimize the time between client order and service installation and to reduce our costs. We have established an on-line and real-time connection, called electronic bonding, of our operations support systems with Verizon and SBC/Ameritech so that we can switch Verizon and SBC/Ameritech clients to our network on an automated basis.

         GROWTH THROUGH ACQUISITIONS

Over the past three years, we have completed acquisitions of businesses or purchases of other businesses' assets which have been integrated into our operations. These have included Atlantic Connections in 1999, EdgeNet and US Xchange in 2000, and FairPoint in 2001. We will continue to seek acquisition targets that offer similar services to ours which can be successfully integrated into our existing operations and networks and offer opportunities to increase profitability. We also seek acquisition targets which would allow us to offer additional value-added or other related services as well as new success based technologies that we may seek to implement. Once we have acquired a company, we intend to integrate the company by expanding its offered services to the full range of Choice One services, centralizing administrative, billing and client care functions and reducing redundant overhead. We currently have no definitive agreements relating to any material acquisitions.

         LEVERAGE MANAGEMENT EXPERIENCE

Our management team has extensive experience and success in the telecommunications industry, especially in our 30 markets. We believe that our ability to draw upon the collective talent and expertise of our senior management gives us a competitive advantage in the execution of network deployment, sales and marketing, service installation, billing and collection, back office and operations support systems, finance, regulatory affairs and client care.

OUR TELECOMMUNICATIONS SERVICES

Our service offerings are tailored to meet the specific needs of small and medium-sized businesses in our markets. In all of our markets, we offer both voice and data services, which can be purchased by our clients either as a bundled package or as individual services.

         BUNDLED SERVICES

Through our InfiniteChoiceSM plans, our clients may bundle local, long distance and high-speed Internet services in a variety of combinations to meet their particular needs. Our InfiniteChoiceSM bundled plans can provide our clients substantial savings off the regular price lists disclosed by established telephone companies for the same services. The rates that we use as a baseline for our services are established telephone companies' tariff rates, which do not include special price promotions.

        INDIVIDUAL SERVICES

As an alternative to choosing an InfiniteChoiceSM plan, clients can select one or more individual services. Our clients can choose from the following services:

LOCAL CALLING SERVICES. Our local exchange services are offered through our ChoiceXchangeSM service plan. This service includes dialing parity, simplified local rates, local number portability, listing in white and yellow page directories and access to 911 and directory assistance. Also available through the service are enhanced features, such as three-way conference calling, line rollover, call forwarding, call waiting, caller identification and voice mail. Our voice mail service, known as ChoiceMessageSM, includes remote access, paging notification, personalized greetings and password protection. In certain markets we also originate and terminate interexchange calls placed or received by our clients at no additional charge and offer free local calling between client locations.

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

INTERNET ACCESS AND DSL HIGH-SPEED DATA SERVICES. With our ChoiceOneOnLineSM suite of Internet services, we offer a comprehensive solution to our clients' requirements including Internet access, e-mail, domain name hosting and other value-added services. We offer Internet access via DSL technology and dedicated digital transmission links with a capacity equivalent to 24 standard telephone lines, known as T-1 connections. We provide high-speed data communications and Internet access to our targeted small and medium-sized businesses at rates that we believe are very attractive when compared to the cost and performance of other available data service offerings.

     Our ChoiceNetJetSM service, powered by DSL technology, is highlighted by the following key elements:

o CUSTOMIZABLE BANDWIDTH. We offer our clients speeds ranging from 128kps to 1.544 mbps. Our clients choose the speed and bandwidth capacity that meets their needs.

o ALWAYS ON. Through ChoiceNetJetSM, our clients are connected 24 hours a day, 7 days a week.

o SYMMETRIC CONNECTIONS. Our service allows for data transmission at the same speed in both directions.

o SECURITY. Our server is designed to prevent unauthorized access to our clients' information and enable the safe and secure transmission of sensitive information and applications.

o NO USAGE FEES. Our clients may use their ChoiceNetJetSM connection for any period of time without per minute usage charges.

DEDICATED T-1 SERVICES. We offer ChoicePathSM dedicated T-1 services as an integrated low cost solution for dedicated access for bundling Internet/data, local and long distance services over a single connection. ChoicePathSM permits digital connections to be purchased in blocks of 24 circuits or on an individual basis.

VIRTUAL PRIVATE NETWORK SERVICES. Our ChoiceOneDataLinkSM services combine our DSL and dedicated T-1 access services with our virtual private network equipment to provide clients with high-speed and secure connections to their corporate local area network and the Internet. This flexible and cost-effective solution supports both telecommuters and site-to-site connections.

ENHANCED DATA FEATURES. We offer a full array of Enhanced Data Features products. The product set includes network address translation which enables computers to connect simultaneously to the Internet without additional costs, firewall security that protects electronic files from network intruders, and Virtual Private Network services that allow businesses with multiple locations to securely connect these locations for high-speed data transmission. These products eliminate the need for businesses to purchase, configure and maintain their own equipment typically associated with these applications.

WEB HOSTING. We offer a range of shared web hosting products targeted to meet the needs of small to medium-sized businesses. We provide clients with a reliable web presence they need to meet their Internet-related objectives without the initial capital expense required to purchase and maintain their own equipment. We also provide e-mail hosting solutions and domain name registration and hosting.

WEB DESIGN SERVICES. We offer web design solutions that accommodate a range of client needs, from establishing a simple web presence to creating sophisticated web sites. We offer web design options that combine the economy of a packaged design product with the flexibility to create a customized look. Our clients can choose the layouts, colors, and content they desire to create a web site suitable to their particular needs. When clients are ready to expand their web presence, we also offer custom web design services for higher-end applications.

SALES AND CLIENT CARE

We attract clients by providing local sales offices in each of our markets with a highly trained, dedicated account management team that personally meets with each prospective new client during the sales process. This local sales force uses a consultative selling approach and offers clients a full range of sophisticated and cost-effective telecommunications solutions. Sales teams use a variety of methods to qualify leads and set up initial appointments, including telemarketing and building canvassing.

Each market's account management team is led by a general manager who is responsible for attracting and retaining clients which generate profitable margins in that market. The general manager oversees a local sales team that is composed of direct salespersons and an indirect sales force. The indirect sales force consists of an alternate channel manager and various sales agents, including telecommunications equipment vendors, consultants, system integrators and cellular phone retailers.

As of December 31, 2001, we had 786 persons in our sales and sales support staff, not including our independent third-party sales agents.

Our client services organization is composed of a client care team, who handles routine client inquiries, and dedicated client development representatives
(CDRs), who focus on client retention and selling additional services to existing clients.

Members of the client care team are located in one of our two centralized client care facilities, located in Rochester, New York and Green Bay, Wisconsin. These facilities are staffed to maximize the coverage during the business week and to extend coverage beyond normal business hours to better serve our clients. Additionally, these facilities utilize common operating systems, which provides redundancy and automatically route callers to the next available representative, regardless of location.

Members of the client development organization are located in each market and work alongside the sales organization. The CDRs provide one-on-one client service to our larger clients and assist these clients in finding ways to best utilize their telecommunications services. CDRs are also responsible for selling additional services to existing clients and have monthly sales quotas.

OUR MARKETS


We offer telecommunications services in 30 markets, comprising 39 basic trading areas. In selecting our markets, we estimated market demand for our services using data gathered from interexchange carriers, the Federal Communications Commission, local sources, site visits and specific market studies. In addition to market demand, we consider the established telephone companies' level of service as well as the level of penetration within the market by other integrated communication providers.

We are currently operating in the following markets:

Akron, OH (1)            Green Bay, WI (3)         Providence, RI
Albany, NY (2)           Harrisburg, PA (4)        Rochester, NY
Allentown, PA            Hartford, CT              Rockford, IL
Ann Arbor, MI            Indianapolis, IN          Scranton, PA
Buffalo, NY              Kalamazoo, MI (5)         South Bend, IN (8)
Columbus, OH             Madison, WI               Springfield, MA
Dayton, OH               Manchester, NH            Syracuse, NY (9)
Erie, PA                 Milwaukee, WI             Worcester, MA
Evansville, IN           New Haven, CT (6)
Fort Wayne, IN           Pittsburgh, PA
Grand Rapids, MI         Portland, ME (7)

(1)  Also includes the basic trading area for Youngstown, OH.
(2)  Also includes the basic trading areas for Schenectady, NY and Kingston, NY.
(3)  Also includes the basic trading areas for Appleton, WI and Oshkosh, WI.
(4)  Also includes the basic trading area for Lancaster, PA.
(5)  Also includes the basic trading area for Battlecreek, MI.
(6)  Also includes the basic trading areas for Bridgeport, CT and Stamford, CT.
(7)  Also includes the basic trading area for Bangor, ME.
(8)  Also includes the basic trading area for Elkhart, IN.
(9)  Also includes the basic trading areas for Binghamton, NY and Ithaca, NY.


As of December 31, 2001, we had applications accepted to collocate our network equipment in 526 established telephone company central offices, had completed 517 of these collocations and had 9 additional collocations in progress in our markets. Most of these collocations also include equipment to provide DSL services.

The table below provides selected key operational data as of the years ended December 31:


                                                  2001            2000
                                                  ----            ----
  Markets served                                  30              26

  Number of switches-voice                        26              24

  Number of switches-data                         63              45

  Total central office collocations               517             410

  Estimated addressable market (Business lines)   5.4 million     4.1 million

  Lines in service-total                          383,975         177,614

  Lines in service-voice                          372,341         173,819

  Lines in service-data                           11,634          3,795

  Total employees                                 1,758           1,420

  Sales employees                                 786             572

NETWORK INFRASTRUCTURE


We have a flexible network which has allowed us to enter markets quickly, to achieve cost efficiencies and attractive rates of return on capital by adding incremental network capacity as needed, and to integrate and benefit from new telecommunications technologies.

We have a Class 5 digital switch in each of our operational markets, other than Worcester, MA, New Haven, CT, Erie, PA and Portland, ME. We are serving the Worcester market by connecting our equipment in the Worcester market to our Springfield, MA switch. Similar network configurations are utilized between the Hartford and New Haven, CT markets, Pittsburgh and Erie, PA markets and Manchester, NH and Portland, ME markets. We have installed a packet-based switch network in each market in order to establish a widespread coverage area for the offering of high bandwidth digital connections utilizing DSL technology. As of December 31, 2001, we had 26 Class 5 switches in service and 63 data switches in service. Our switches are connected to established telephone companies' networks and long distance and Internet service provider points-of-presence.

We use a collocation strategy under which we install voice concentrators, referred to as integrated digital loop carriers, and related equipment in numerous established telephone company central offices in each of our markets. Additionally, we have installed data concentrators, referred to as digital subscriber line access modules, in the same central offices so that we can provide high-speed DSL data access using the existing established telephone company network. We have installed our network equipment, including both voice and data components, in established telephone company central offices that enables us to address 70% to 80% of the business lines in each market. We lease unbundled loops from the established telephone company or T-1 facilities from the established telephone company or competitive network provider to connect our equipment in the telephone company central office to the client locations.

We lease local network facilities from the established telephone company and/or one or more competitive network providers to connect our switch to established telephone company central offices. Initially leasing these facilities allowed us to begin operations more quickly and at a lower upfront cost than if we had to acquire or build them, but we may choose to own local fiber network capacity when and where traffic volume and other conditions make this alternative more cost effective. We have an agreement with RVP L.L.C. for a 20-year indefeasible right to use fiber. This agreement provides us with operational intra-city fiber miles in eight markets and inter-city fiber miles between nine markets in Wisconsin, Illinois, Indiana and Michigan. The inter-city fiber network became operational in Wisconsin, Illinois and Michigan in 2001. Indiana became operational in 2002.

We have an agreement with FiberTech Networks, LLC. (FiberTech), to become the anchor tenant on its local fiber loops in certain markets. We acquired 20-year indefeasible rights to use fiber capacity in 13 markets, with additional markets to be determined. FiberTech completed construction of certain fiber miles within four of our New York markets during 2001. Our contract with FiberTech calls for preferred pricing for the first five years of the agreement. We expect that benefits of these indefeasible rights to use fiber will include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying on the established telephone company for provisioning) and reduced per unit costs with additional product offerings. In addition to this arrangement, we have acquired a minority interest in FiberTech, have the right to appoint one representative to its board of managers, and have a vote in determining the new markets in which FiberTech will develop and build fiber.

We operate a network operations control center, or NOCC, facility in Grand Rapids, Michigan, which provides monitoring of the switching and fiber facilities across our entire network 24 hours per day, seven days per week. We also have locally based switch engineers and technicians to manage each switch and other network equipment.

On a limited basis, we use voice over DSL. This technology allows us to provide both voice and high-speed data communications over one established telephone company line, thereby reducing our network costs. Our network architecture, comprised of both DSL or voice and data switching technologies, enables us to integrate this traffic over DSL from the client location to our access equipment, and then to our regional switching center. At the regional center, this traffic is split into its voice and data components. Data traffic is switched via a data switch to its appropriate destination. The voice components are switched through the Class 5 switch, which is interconnected to the public switched telephone network.

Rapid and significant changes in technology are expected in the telecommunications industry. Our continued success will depend, in part, on our ability to anticipate and adapt to technological changes. For example, we are currently evaluating new switching devices from leading equipment manufacturers that are significantly smaller and less expensive than the switches that we have deployed to date. We believe that our network design positions us to rapidly implement our future voice-switching infrastructure.

INFORMATION SYSTEMS


We have implemented an integration strategy for our operations support systems and other back office systems that provides significant competitive advantages in terms of efficiency, capacity to process large order volumes and the ability to deliver exceptional client care. We have developed a seamless end-to-end system that synchronizes multiple activities. This system allows information to be entered once and at the appropriate time within our sales, client care, trouble management and billing process. Information is then shared between the various components of our systems.

We believe that our single entry system is superior to systems requiring multiple entries of client information. Duplicate information entered into multiple systems can result in billing problems, service interruptions, and delays in installation. Our single entry process is less labor intensive and reduces the opportunity for error. In addition, it significantly shortens the sales to billing interval. Our customized, integrated system enables us to support rapid and sustained growth.

The individual components of our system are as follows:

ORDER ENTRY, PROCESS FLOW, NETWORK INVENTORY, BILLING AND ADMINISTRATION,
 NETWORK ACTIVATION

We have an agreement with MetaSolv Software Inc. to license its Telecom Business Solution, or TBS, software to manage our back office operations support system. MetaSolv's software manages our order entry, service installation, network element inventory, gateway interconnects and workflow business functions and allows our sales team to monitor the status of the order from initiation through service implementation.

We have an agreement with ADC Communications to utilize its Convergent Billing Platform AS/400 software which enables us to combine and bill current and future service offerings and present the information on a single statement for our clients. This system supports client care functions, including billing inquiries and collection processes. Call detail records, such as the billing records generated by our voice or data switches are automatically processed by the billing platform in order to calculate and produce bills in a variety of formats. We also have an agreement with PCR, Inc. to utilize their billing platform. This system was acquired with the acquisition of US Xchange. Migration of the clients billed on the PCR, Inc. billing platform to the ADC Communications billing platform is expected to be completed during 2002. All new clients are billed from the ADC Communications billing platform.

Our MetaSolv system has been integrated with our ADC Communications billing and administration system to ensure data integrity and eliminate redundant data entry. This integrated software solution allows us to efficiently bill for multiple products on a single statement and provides a central point of contact for handling orders and activities.

We have licensed software from Harris Corp. that enables network activation of client orders. This software enables the automated processing of line activation in our Class 5 switches, distinctive remote modules and voicemail platform within New York, Pennsylvania, Massachusetts, Rhode Island, New Hampshire, Connecticut, Maine and Ohio.

         ELECTRONIC BONDING

Through software that we have licensed from DSET Corporation and have integrated with our MetaSolv software, we have established electronic bonding with Verizon and SBC/Ameritech. We have implemented an electronic interface linking our operations support systems directly to the established telephone company system so that we can process orders on an automated basis for our clients which are switching service from an established telephone company. Additionally, we can confirm receipt and installation of service on-line and in real-time.

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

         SALES FORCE AUTOMATION AND CONTACT MANAGEMENT

We utilize internally developed software to assist us in the management of potential customer contacts, the management of the sales process with particular client prospects and the preparation of proposals, correspondence and order forms.



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

         OVERVIEW

Our telecommunications services are subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications carriers to the extent those facilities are used to provide, originate, or terminate state-to-state or international communications. State regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate in-state communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install and operate networks.


         FEDERAL REGULATION


We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934. The Telecommunications Act of 1996 provides for comprehensive reform of the nation's telecommunications laws and is designed to enhance competition in the local telecommunications marketplace by requiring established telephone companies to provide us with access and interconnection to their facilities and to open their local markets to competition.

One of our advantages, in many of our markets, is our ability to offer both local and long distance service, while the largest established telephone companies can only offer local service in their region. Under the Telecommunications Act, regional Bell operating companies have the opportunity to provide long distance services in any state in which they offer local service if they comply with market-opening conditions. Established telephone companies are no longer prohibited from providing specified cable TV services. In addition, the Telecommunications Act eliminates particular restrictions on utility holding companies, thus clearing the way for them to diversify into telecommunications services.

Before a regional Bell operating company can provide in-region long distance services, it must obtain FCC approval upon showing that it has entered into interconnection agreements with competitive local exchange carriers in the states where it seeks authority, that the interconnection agreements satisfy a 14-point "checklist" of competitive requirements and that such entry is in the public interest. To date, Verizon has been granted such authority in New York, Massachusetts, Connecticut, Rhode Island, and Pennsylvania, and Southwestern Bell has been granted such authority in Texas, Arkansas, Missouri, Kansas and Oklahoma. Several additional requests for such authority either have been or will soon be filed. The provision of in-region long distance services by the regional Bell operating companies could permit them to offer "one-stop shopping" of bundled local and long distance services, thereby eliminating this aspect of our current marketing advantage.


   FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE
    TELECOMMUNICATIONS ACT


Over the last six years, the FCC has established a framework of national rules enabling local competition. Some of those rules have important bearing on our business, particularly:

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

We have obtained or will obtain agreements with all the established telephone companies in our service areas. These agreements must be renegotiated periodically. Renewal terms may be more or less favorable and could affect our overall costs.

ACCESS TO UNBUNDLED ELEMENTS. Established telephone companies are required to lease portions of their networks to requesting telecommunications carriers by providing them with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory. This is important, because it minimizes our need to make major investments in building our network. At a minimum, established telephone companies must provide competitors with access to various network elements used to originate and terminate telephone calls, call routing database facilities, and computerized operations support systems. The prices for these unbundled elements are set by the states under guidelines established by the FCC.

The FCC adopted additional rules that direct established telephone companies to share their local telephone lines so that competitors could make use of the high frequency portion of the line. This will enable competitive carriers like us to use DSL technology to provide high-speed data services over the same telephone lines simultaneously used by established telephone companies to provide basic telephone service, a technique referred to as "line sharing." This rule has reduced the costs of providing DSL service but both the availability and the prices of line sharing arrangements may be affected by future judicial or regulatory decisions.

In December 2001, the FCC announced that it will review its rules defining the network elements that established telephone companies must unbundle for competitors. This proceeding will likely be completed during 2002. In February 2002, the FCC proposed to change the regulatory classification of high-speed broadband services delivered over wires. This proposal could eliminate the unbundling provisions and other pro-competition provisions of the Telecommunications Act of 1996. Although we cannot yet predict the outcome of these actions, any change in the availability of network elements could potentially affect our business plans and operations.

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


         OTHER REGULATIONS


In general, the FCC has historically had a policy of encouraging new competitors, such as us, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers, such as the established telephone companies, and nondominant carriers, such as integrated communications providers and competitive local exchange carriers.

INTERSTATE AND INTERNATIONAL SERVICES. As a nondominant carrier, we may install and operate facilities for the transmission of domestic interstate communications without the time and expense of obtaining prior FCC authorization.

Nondominant carriers are required to obtain FCC authorization pursuant to
Section 214 of the Communications Act before providing international communications services. We have obtained such authority. Under recent FCC decisions, the rates, terms, and conditions of domestic interstate and international services are no longer filed with or regulated by the FCC, although we remain subject to the FCC's jurisdiction over complaints regarding these services. We also must comply with various FCC rules regarding disclosure of our rates, the contents and format of our bills, payment of various regulatory fees and contributions, and the like.

The FCC has adopted rules for a multi-year transition to lower international settlement payments by U.S. common carriers. We believe that these rules are likely to lead to lower rates for some international services and increased demand for these services, including capacity on the U.S. facilities, like ours, that provide these services.

ESTABLISHED TELEPHONE COMPANY PRICING REGULATION REFORM. The FCC has adopted a number of changes to its rules that significantly reduce its regulation of established telephone company pricing. These changes may greatly enhance the ability of established telephone companies to compete against us, particularly by targeting price cuts to particular clients, which could have a material adverse effect on our ability to compete based on price. We expect that the FCC will consider further initiatives along these lines in the future, but we cannot predict the specific effects of future FCC reforms.

ACCESS CHARGES. The FCC has also made various changes to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These changes will reduce access charges and will shift charges, which had historically been based on minutes-of-use, to flat rate, monthly per line charges on end-user clients rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers like us may decrease. Under the FCC rules, the rates charged by the largest established telephone companies for network access are targeted to be reduced to 0.45 cents per minute after a transition period, and some of the larger companies have already completed the transition to this level.

In April 2001, the FCC adopted new rules to limit the access charges of nondominant local carriers like us. Under these rules, which took effect on June 20, 2001, competitive carriers, such as us, are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute. After one year, this rate ceiling will be reduced to 1.8 cents and after two years to
1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the established telephone company. However, the new FCC rules are under petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of these proceedings.

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

The FCC is considering various proposals to change the way these contributions are calculated (currently, the contribution is approximately 6.8% of each carrier's end-user revenue for interstate and international services for the previous six month period). Various states also are in the process of implementing their own universal service programs, which also may increase our overall costs.

SLAMMING. The FCC has adopted rules to govern the process by which end-users choose their carriers. Under their rules, a user may change service providers at any time, but specific client authentication procedures must be followed. When they are not, particularly if the change is unauthorized or fraudulent, the change in service providers is referred to as "slamming." Slamming is such a significant problem that it was addressed in detail in the Telecommunications Act and by the FCC in recent orders. The FCC has levied significant fines for slamming. The risk of financial damage and harm to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules, which originally covered only long distance, to local service.

STATE REGULATION. All states we operate in require a registration, certification or other authorization, and continued regulatory compliance, to offer intrastate services. Many of the states in which we operate are addressing issues relating to the regulation of competitive local exchange carriers. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

We have received, through our operating subsidiaries, certificates of authority to provide local exchange and interexchange telecommunications services in Connecticut, Illinois, Indiana, Maine, Massachusetts, Michigan, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Virginia, and Wisconsin.

In addition to tariff filing requirements, some states also impose reporting, client service and quality requirements, as well as unbundling and universal service requirements. In addition, we are subject to the outcome of generic proceedings held by state utility commissions to determine new state regulatory policies. Some states have adopted or have pending proceedings to adopt specific universal service funding obligations. These state proceedings may result in obligations that are equal to or more burdensome than the federal universal service obligations.

We believe that, as the degree of intrastate competition increases, the states will offer the established telephone companies increasing pricing flexibility. This flexibility may present the established telephone companies with an opportunity to subsidize services that compete with our services with revenue generated from non-competitive services, thereby allowing established telephone companies to offer competitive services at lower prices. This could have a material adverse effect on our ability to attract and retain clients at profitable margins.

We are also subject to requirements in some states to obtain prior approval for, or notify the state commission of, specified events such as transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

As noted above, the states set most of the prices for unbundled network elements for the unbundled network elements we purchase from the established telephone companies to connect our network to customers. Recently, several states including New York, Maine, and Rhode Island have lowered prices on these unbundled elements, and several more states have open cases. While we cannot predict the final outcome of cases and their affect on our business, changes in unbundled element prices directly affect and are a large portion of our network costs.

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

Under the Telecommunications Act, competitive local exchange carriers are entitled to receive compensation from established telephone companies for delivering traffic to their customers. A dispute has existed for several years over whether this compensation applies to calls bound for Internet service provider clients of the competitive local exchange carriers. Most states have required established telephone companies to pay this compensation to competitive local exchange carriers. In April 2001, however, the FCC adopted new rules limiting the right of competitive local exchange carriers to collect compensation on calls that terminate to Internet service providers, and preempting inconsistent state rules. Under the new rules, which took effect on June 14, 2001, the amount of compensation payable on calls to Internet service providers will be limited to 0.15 cents per minute for the first six months after the rules took effect, 0.10 cents per minute for the next eighteen months, and 0.07 cents per minute thereafter. In addition, the overall amount of compensation payable in each state is limited by a formula based upon the number of minutes of Internet traffic terminated in the first quarter of 2001. The FCC rules permit carriers to continue collecting the existing higher rates on calls that terminate to customers who are not Internet service providers. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be Internet calls, although either carrier may attempt to rebut this presumption and show a different level of Internet traffic. However, this ratio and the per minute rate may be modified by agreements between the established telephone company and the competitive local exchange carrier. We have such arrangements in several of the states we operate in.


         STATE AND FEDERAL LEGISLATION

State and federal legislatures periodically consider or pass legislation that can affect our business. In February 2002, the U.S. House of Representatives passed the Internet Freedom and Broadband Deployment Act of 2001 (H.R. 1542), also known as the Tauzin-Dingell bill, by a vote of 273-157. The legislation is aimed at encouraging competition and consumer access to broadband Internet technology by freeing the established telephone companies from the market-opening requirements of The Telecommunications Act of 1996, discussed above, and the requirement to offer certain unbundled elements to us, making it much easier for these companies to compete with us. This legislation must be passed in the U.S. Senate and signed by the President before it can become law. We cannot predict if this or other legislation will be enacted into law or what effect such legislation would have on our business.


COMPETITION

      We operate in a competitive environment. Some of our actual and potential competitors have substantially greater financial, technical, marketing and other resources, including brand name recognition, than we do. Also, the continuing trend toward business alliances in the telecommunications industry, and the increasingly reduced regulatory and technological barriers to entry in the data and Internet services markets, could give rise to significant new competition. We believe that the principal competitive factors affecting our business are pricing, client service, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively depends upon our ability to provide high quality market-driven services at prices generally equal to or below those charged by established telephone companies. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others.

         ESTABLISHED TELEPHONE COMPANIES

In each of our target markets, we compete principally with the established telephone company serving that area, such as Verizon, Frontier Telephone of Rochester, Southern New England Telephone, SBC/Ameritech and GTE. Established telephone companies are the established providers of dedicated and local telephone services to the majority of telephone subscribers within their respective service areas. In addition, established telephone companies generally have long-standing relationships with their clients and with federal and state regulatory authorities and have financial, technical and marketing resources substantially greater than we do, and the potential to subsidize competitive services from a variety of businesses.

While recent regulatory initiatives provide increased competitive opportunities to voice, data, and Internet-service providers such as us, they also provide the established telephone companies with increased pricing flexibility for their private line, special access, and switched access services. With respect to competitive access services, the fees to connect to an established telephone companies' facilities, the FCC recently decided to increase established telephone company pricing flexibility and deregulation for such services, either automatically or after specified criteria are met. If the established telephone companies are allowed additional flexibility to offer discounts to large clients, engage in aggressive volume and term discount pricing practices, and/or charge competitors with excessive fees for interconnection to their local networks, the potential revenue of integrated communications providers and competitive local exchange carriers could be adversely affected.

         COMPETITIVE TELECOMMUNICATIONS PROVIDERS


We also face competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI WorldCom, and Sprint, and from resellers of local exchange services and competitive access providers. We also face competition from other competitive local exchange carriers with overlap in our markets, such as TDS Metrocom, Network Plus, McLeod USA and Time Warner Telecom. Even the established telephone companies, particularly the regional Bell operating companies, have established independent competitive local exchange carrier subsidiaries to compete with each other. Some of these competitors have significantly greater financial resources than we do. For example, AT&T, MCI WorldCom, and Sprint, which historically were only long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by reselling other providers' services. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, the merger of Time Warner with AOL, WorldCom, Inc. with MCI, SBC's merger with Ameritech, Qwest's merger with US WEST, and AT&T's acquisition of Teleport Communications Group, Inc. and Telecommunications Inc. are examples of these competitive alliances. Such combined entities may provide a "bundled package" of telecommunications products, such as local, long distance, and Internet telephony, that directly competes with the products we offer. These types of consolidations and strategic alliances could put us at a competitive disadvantage.

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


         OTHER COMPETITORS

Other companies that currently offer, or are capable of offering, local switched services include: cable television companies, electric utilities, microwave carriers, and large business clients who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with established telephone companies, could offer single source local and long distance services like those that we offer. We also expect to increasingly face competition from cellular carriers and companies offering long distance data and voice services over the Internet. Some of these companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees.

In addition, at least two Bell operating companies have begun offering single source local and long distance services in limited areas and others may follow. Currently, Verizon has been granted the authority to provide long distance service in New York, Massachusetts, Connecticut, Rhode Island and Pennsylvania and Southwestern Bell is authorized to offer long distance service in the states of Texas, Arkansas, Missouri, Kansas and Oklahoma. In general, regional Bell operating companies cannot provide long-distance service that originates, or in some cases terminates, in one of its in-region states until the regional Bell operating company has satisfied statutory conditions in that state, and has received the approval of the FCC.

Once the regional Bell operating companies are allowed to offer in-region long distance services, they will undoubtedly offer single-source local and long distance service, which will give rise to increased competition to us.

         COMPETITIVE ENVIRONMENT

During 2001, a number of competitors exited certain markets where we do business. The departure of such companies as Telergy Inc., CTSI Inc. and FairPoint Communications Solutions Corp. has generated a more favorable operating environment for us. We expect to gain market share as small and medium sized businesses seek a reliable, comprehensive package of services. INTELLECTUAL PROPERTY

We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Currently we have 17 servicemark applications or registrations. Despite our precautions, we may not be able to prevent misappropriation or infringement of our products, services and technology.

Our logo and some titles and logos of our services mentioned in this Form 10-K are either our service marks or service marks that have been licensed to us. Each trademark, trade name or service mark of any other company appearing in this prospectus belongs to its holder.

EMPLOYEES

As of December 31, 2001, we had 1,758 employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements nor have we experienced any work stoppage due to labor disputes. We believe that we enjoy good relationships with our employees.

                                 RISK FACTORS

RISKS RELATED TO OUR BUSINESS


TO EXPAND OUR BUSINESS WE WILL NEED A SIGNIFICANT AMOUNT OF CASH,
WHICH WE MAY BE UNABLE TO OBTAIN

The expansion of our business and the deployment of our networks, services and systems has required, and may continue to require, significant capital expenditures, working capital and debt service, and the ability to sustain substantial cash flow deficits. At December 31, 2001 we had $14.4 million in cash and cash equivalents. In addition, we had $55.0 million available under the revolving credit facility. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations during 2002. The success of our business strategy includes obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to meet our debt service obligations and fund capital expenditures.

Despite our net losses in prior years, we believe we have the necessary funding available to execute our short- and long-term business strategy. However, our revenue and costs may also be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Failure to raise sufficient funds may require us to modify, delay or abandon some of our future expenditures. There are conditions to our ability to borrow under our senior credit facility, including the continued satisfaction of covenants. As of December 31, 2001, we were in compliance with these covenants and expect to be in compliance with these covenants in 2002.

Our 2002 plan is predicated upon the following assumptions: sustained growth due to end-user demand for data and voice offerings in our operational markets; continued improvement in operational efficiencies through economies of scale that translates into lower network costs and selling, general and administrative expenses as a percent of revenue; decreased capital expenditures and decreased interest expense payable in cash. The 2002 plan assumes that we have positive cash and cash equivalents and borrowings available under our senior credit facility at December 31, 2002. The amount of cash and borrowings available under the senior credit facility as of December 31, 2002 is dependent upon factors that could differ materially from the estimates. Despite our net losses in prior years, we believe we have the necessary funding available to execute our short- and long-term business strategy.

We also expect that we may require additional financing or require financing sooner than anticipated if our business plans change or prove to be inaccurate. We may also require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. We can make no assurances that we will be successful in raising sufficient additional capital on favorable terms or at all or that the terms of any indebtedness we may incur will not impair our ability to expand our business. Failure to raise sufficient funds may require us to modify, delay or abandon some of our expenditures, which could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

WE ANTICIPATE HAVING FUTURE OPERATING LOSSES AS WE CONTINUE TO GROW OUR BUSINESS IN 30 MARKETS


The expansion of our business and the deployment of our networks, services and systems has required significant capital expenditures. We expect that our adjusted EBITDA will become positive during 2002 while we expand our telecommunications services business. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-cash charges, accretion on preferred stock and accrued PIK (paid in kind) dividends on preferred stock. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. For the year ended December 31, 2001, we had operating losses of $197.6 million, net losses applicable to common stockholders of $287.0 million and negative adjusted EBITDA of $75.2 million. We expect our operating losses and net losses to decline as our operations mature and we achieve greater operating efficiencies. However, we can make no assurances that we will achieve or sustain profitability or generate sufficient adjusted EBITDA to meet our working capital and debt service requirements, which could have a material adverse effect on our business, financial condition and results of operations. Our revenue and costs may also be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Failure to raise sufficient funds may require us to modify, delay or abandon some of our future expenditures.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND COULD PREVENT US FROM FULFILLING OBLIGATIONS

We are highly leveraged and have significant debt service and related obligations. As of December 31, 2001, our aggregate outstanding indebtedness and obligations was $473.3 million, our stockholders' equity was $3.4 million and our redeemable preferred stock was $200.8 million. We have the ability to incur up to an aggregate of $350.0 million under our senior credit facility and may incur additional indebtedness subject to certain limitations in our credit facility. The amount outstanding under our senior credit facility at December 31, 2001 was $295.0 million. We also had $178.3 million outstanding in subordinated notes which are subordinated to our credit facility. Our debt is subject to covenants customary to these types of arrangement. Our ability to comply with these covenants will depend on our future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic projects. We can make no assurances that we will continue to maintain compliance with our debt covenants should the factors above occur and adversely affect our business, financial condition and results of operations.

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

Our adjusted EBITDA is currently insufficient to pay our fixed charges. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations". The successful execution of our business strategy, including obtaining and retaining a significant number of clients, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service obligations and working capital requirements. We can make no assurances that the anticipated results of our strategy will be realized, or that we will be able to generate sufficient cash flow from operating activities to meet our debt service obligations and working capital requirements. See "Business--Business Strategy". If our cash flow and capital resources are insufficient to fund our debt service obligations and working capital requirements, we could be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital, or refinance or restructure our debt. A disposition of assets in order to make up for any shortfall in the payments due on our indebtedness could take place under circumstances that might not be favorable to realizing the highest price for such assets.

WE MAY FAIL TO ACHIEVE ACCEPTABLE PROFITS DUE TO PRICING


Prices in the local exchange business have remained stable. However, future technological advances could result that will affect the prices for such service. In addition, recent changes in prices have been from usage based prices to flat rate prices.

Prices in the long distance business have declined substantially in recent years and are expected to continue to decline. We rely on other carriers to provide us with a major portion of our long distance transmission network. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future clients. In the event that we fail to meet such minimum volume commitments, we may be obligated to pay underutilization charges, and, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means.

Our failure to achieve acceptable profits on our local exchange and long distance services due to pricing declines could have a material adverse effect on our business, financial condition and results of operation.

WE MAY NOT BE SUCCESSFUL IN MAINTAINING OUR HIGH CUSTOMER RETENTION RATE


We maximize customer retention by offering a simplified, comprehensive package of services and providing a high level of customer care. Our churn of customers for the year ended December 31, 2001 of our facilities-based customers was below 1% per month. Our ability to retain our customers is dependent upon a number of factors, including providing quality service and competitive pricing, and the economic viability of our customers. We can make no assurances that will continue to maintain high retention of customers.

WE EXPECT TO GROW OUR BUSINESS AND CANNOT GUARANTEE THAT WE WILL BE ABLE TO EFFECTIVELY MANAGE OUR FUTURE GROWTH

The growth of our business and the provision of bundled telecommunications services on a widespread basis could place a significant strain on our management, operations, financial and other resources and increase demands on our systems and controls. Failure to manage our future growth effectively could adversely affect the expansion of our client base and service offerings. We can make no assurances that we will be able to successfully maintain efficient operations and financial systems, procedures and controls or successfully obtain, integrate and utilize the employees and management, operations, financial and other resources necessary to manage an expanding business in our evolving, highly regulated and increasingly competitive industry. Any failure to expand in these areas and to improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition and results of operations.

If we were unable to hire sufficient qualified personnel or successfully maintain our operations and financial systems, procedures and controls, our clients could experience delays in connection of service and/or lower levels of client service, our resources may be strained and we may be subjected to additional expenses. Our failure to meet client demands and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON THE EFFECTIVE OPERATION OF OUR INFORMATION AND PROCESSING SYSTEMS

Sophisticated back office information and processing systems are vital to our business and our ability to monitor costs, bill clients, provision client orders and achieve operating efficiencies. Our maintenance of these systems relies, for the most part, on choosing products and services offered by third party vendors and integrating such products and services in-house to produce efficient operational solutions. We can make no assurances that the system maintenance and upgrades will be successfully implemented on a timely basis, that they will be implemented at all or that, once implemented, they will perform as expected. Risks to our business associated with our systems include: o failure by our vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

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

WE RELY ON THE ESTABLISHED LOCAL TELEPHONE COMPANIES TO IMPLEMENT SUCCESSFULLY OUR SWITCHED AND ENHANCED SERVICES WHOSE FAILURE TO COOPERATE WITH US COULD AFFECT THE SERVICES WE OFFER

As a participant in the competitive local telecommunications services industry, we may encounter numerous operating complexities associated with providing local exchange services. We have been required to develop new products, services and systems and to develop new marketing initiatives to sell these services. We can make no assurances that we will be able to continue to develop such products and services.

We have deployed high capacity voice and data switches in the cities in which we operate networks. We rely on the networks of established telephone companies or those of competitive local exchange carriers for some aspects of transmission. Federal law requires most of the established telephone companies to lease or "unbundle" elements of their networks and permit us to purchase the call origination and call termination services we need, thereby decreasing our operating expenses. We can make no assurances that such unbundling will continue to occur in a timely manner or that the prices for such elements will be favorable to us. In addition, our ability to successfully provide our switched and enhanced services has and will continue to require the negotiation of interconnection and collocation agreements with established telephone companies and competitive local exchange carriers, which can take considerable time, effort and expense and are subject to federal, state and local regulation.

We may experience difficulties in working with the established telephone companies with respect to ordering, interconnecting, and leasing premises. We can make no assurances that these established telephone companies will continue to cooperate with us. If we are unable to obtain the cooperation of an established telephone company in a region, whether or not such company has been authorized to offer long distance service, our ability to continue to offer local services in such region on a timely and cost-effective basis may be adversely affected. In addition, both proposed and recently completed mergers involving regional Bell operating companies and other competitors could facilitate such a combined entity's ability to provide many of the services offered by us, thereby making it more difficult for us to compete against them.

We depend significantly on the quality and maintenance of the copper telephone lines we lease from the established telephone companies which are providing services in our markets to provide DSL services. We can make no assurances that we will be able to continue to lease the copper telephone lines and the services we require from these established telephone companies on a timely basis or at quality levels, prices, terms and conditions satisfactory to us or that such established telephone companies will maintain the lines in a satisfactory manner.

IF WE FAIL TO OBTAIN ACCESS TO TRANSMISSION LINES, IT MAY AFFECT OUR ABILITY TO
 DEVELOP OUR NETWORKS

Under our network buildout strategy, we lease from established telephone companies and competitive local exchange carriers local transmission lines connecting our switch to particular telephone company central offices. In the future, we may seek to replace this leased capacity with our own fiber optic lines if warranted by traffic volume growth. We can make no assurances that all required transmission line capacity will be available to us on a timely basis or on favorable terms. If and when we seek to install our own fiber optic lines, we must obtain local franchises and other permits, as well as rights-of-way to utilize underground conduit and aerial pole space and other rights-of-way from entities such as established telephone companies and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We can make no assurances that we will be able to obtain and maintain the franchises, permits and rights needed to implement our network buildout on favorable terms. The failure to enter into and maintain any such required arrangements for a particular network may affect our ability to develop that network and may have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON CERTAIN KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR
 SERVICES

We are managed by a number of key executive officers. We believe that our success will depend in large part on our ability to continue to attract and retain qualified management, technical, marketing and sales personnel and the continued contributions of such management and personnel. Competition for qualified employees and personnel in the telecommunications industry is intense and there is a limited number of persons with knowledge of and expertise in the industry. We do not maintain key person life insurance for any of our executive officers. Although we have been successful in attracting and retaining qualified personnel, we can make no assurances that we will be able to hire or retain necessary personnel in the future. The loss of services of one or more of our key executives, or the inability to attract and retain additional qualified personnel, could materially and adversely affect us.

WE MAY NOT HAVE THE ABILITY TO DEVELOP STRATEGIC ALLIANCES, MAKE INVESTMENTS OR ACQUIRE ASSETS NECESSARY TO COMPLEMENT OUR EXISTING BUSINESS

We may seek, as part of our business strategy, to continue to develop strategic alliances or to make investments or acquire assets or other businesses that will relate to and complement our existing business. We are unable to predict whether or when any planned or prospective strategic alliances or acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance strategic alliances and acquisitions may be constrained by our degree of leverage at the time of such strategic alliance or acquisition. In addition, our credit facility may significantly limit our ability to enter into strategic alliances or make acquisitions and to incur indebtedness in connection with strategic alliances and acquisitions.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND OPERATIONS

As part of our business strategy, we may seek to develop strategic alliances or acquire complementary assets or businesses. Any future acquisitions or strategic alliances would be accompanied by the risks commonly encountered in such transactions. Such risks include, among others:

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


In December 2001, we acquired certain assets from FairPoint Communications Solutions Corp. which included selected collocation sites and the related business lines. Integration of these collocation sites and migration of the related business lines into our operations began in 2001. The migration is expected to be completed in April 2002. We can make no assurances that the migration will not encounter the risks identified above, which risks could adversely impact our business, financial condition and results of operations.

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

It is likely that we will also face competition from other integrated communications providers, facilities-based competitive local exchange carriers and other competitors in some of our markets. We believe that second and third tier markets will support only a limited number of competitors and that operations in such markets with multiple competitive providers are likely to be unprofitable for one or more of such providers.

We can make no assurances that we will be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Moreover, many of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations. See "Business--Competition."

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

Our Internet operations are not currently subject to direct regulation by the FCC or any other governmental agency, other than regulations applicable to businesses generally. However, the FCC continues to examine the regulatory status of some services offered over the Internet. New laws or regulations relating to Internet services, or existing laws found to apply to them, may have a material adverse effect on our business, financial condition or results of operations.

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

REGULATION OF INTERCONNECTION WITH ESTABLISHED TELEPHONE COMPANIES INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

Although the established telephone companies are required under the Telecommunications Act of 1996 to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers to connect to our switches so that we can provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal developments.

A Supreme Court decision vacated a FCC rule determining which network elements the established telephone companies must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. This order is subject to further agency reconsideration and/or court review. We have interconnection agreements with a number of established telephone companies through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

On July 19, 2000, in a decision on remand from the Supreme Court, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's total element long run incremental (TELRIC) pricing rules. While sustaining the FCC's use of a forward-looking incremental cost methodology to set rates for interconnection and unbundled network elements, the Court rejected the FCC's conclusion that the costs should be based on the use of the most efficient technology currently available and the lowest cost network configuration. Instead, the Court stated that the statute required that costs be based on the use of the established telephone company's existing facilities and actual network equipment but that these costs should not be based on the historic costs actually paid by such carrier for network elements. The Court also found that the FCC erred in using avoidable, rather than actually avoided, costs to calculate the wholesale discount for resale products. Interconnection and unbundled network element rates set using the Court's methodology may be higher than and the wholesale discounts set using the Court's methodology may be lower than the comparable rates established using the FCC's methodology. The Supreme Court has agreed to review the Eighth Circuit's decision and the Eighth Circuit in turn has stayed issuance of the mandate vacating the TELRIC rules pending the Supreme Court's decision that is expected in 2002. It is difficult to evaluate the potential impact of this ruling on the prices we pay established telephone companies for unbundled network elements until the Supreme Court rules. We believe that the pricing of unbundled network elements approved by many state commissions and reflected in many of our interconnection agreements is already materially in compliance with the standard set forth in the Eighth Circuit's ruling. This ruling could have a material adverse effect on us, however, if it is interpreted to authorize materially higher charges for unbundled network elements than those prevailing in our current interconnection agreements.

OUR STOCK HAS BEEN EXTREMELY VOLATILE

Our stock has experienced significant price and volume fluctuations. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, including but not limited to the following, some of which are beyond our control:
o revenues and operating results failing to meet the expectations of securities analysts or investors in any period;

o        failure to successfully implement our business strategy;

o announcements of operating results and business conditions by our clients and competitors;

o        technological innovations by competitors or in competing technologies;

o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

o announcements by third parties of significant claims or proceedings against us;

o        investor perception of our industry or our prospects;

o economic developments in the telecommunications industry and general market conditions; or

o        regulatory changes.

Our common stock is listed on The Nasdaq National Market and as such is subject to certain requirements for continued listing. We can make no assurances that we will continue to be able to meet The Nasdaq National Market maintenance requirements.

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

WE MAY NOT BE SUCCESSFUL IN GROWING OUR DATA TRANSMISSION SERVICES

We have incurred substantial start-up expenses offering data transmission services. The success of our data transmission business will be dependent upon, among other things, the effectiveness of our sales personnel in the promotion and sale of our data transmission services, the acceptance of such services by potential clients, and our ability to hire and train qualified personnel and further enhance our services in response to future technological changes. We can make no assurances that we will be successful with respect to these matters. If we are not successful with respect to these matters, it could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.  PROPERTIES

      We are headquartered in Rochester, New York. We occupy office space in Rochester under a market-rate lease that expires in 2009. As of December 31, 2001, this lease covered 105,680 square feet. We also have administrative offices under a lease for 109,000 square feet of space in Grand Rapids, Michigan. The leases for this space expire in 2002 and 2009. In addition, we lease space in a number of locations, primarily for sales offices and network equipment installations. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing markets.

ITEM 3.  LEGAL PROCEEDINGS

      On November 20, 2001, the Company and three of its officers were named in a complaint filed in the Southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which also names six of the underwriters of the offering, alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the markets by engaging in stabilizing transactions. The underwriters are also the subject of publicly disclosed investigations by several governmental agencies. The Complaint does not allege that the Company or the individuals were aware of or had reason to know of the alleged acts of the underwriters. The theory of liability against the Company and its officers, as alleged in the complaint, is that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions. The individual defendants are claimed to be liable as officers who signed the Registration Statement or as controlling persons of the Company under Section 15 of the Securities Act of 1933. At this time, this case has been consolidated with the hundreds of other cases involving similar allegations and the matter is in its very preliminary procedural stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year ended December 31, 2001, the Company obtained the requisite consent of holders of a majority of its common stock to amend its 1998 Employee Stock Option Plan (May 2000 Restatement) to increase the number of shares of common stock available for issuance under the plan.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning our executive officers and other key personnel, including their ages, as of December 31, 2001.

 NAME                AGE                     TITLE
 Steve M. Dubnik.....39   Chairman of the Board and Director, President and
                             Chief Executive Officer
 Kevin S. Dickens....38   Co-Chief Operating Officer
 Ajay Sabherwal......35   Executive Vice President, Finance and Chief Financial
                          Officer
 Mae H. Squier-Dow...40   Co-Chief Operating Officer
 Philip H. Yawman....36   Executive Vice President, Corporate Development
 Robert O. Bailey....55   Senior Vice President, Technology
 Joseph A. Calzone...38   Senior Vice President, Engineering
 Linda S. Chapman....38   Senior Vice President, Human Resources
 Michael A. D'Angelo.36   Senior Vice President, Sales
 Scott D. Deverell...36   Vice President, Accounting, and Controller
 Elizabeth A. Ellis..43   Senior Vice President, Information Technology
 Michelle C. Paroda..38   Senior Vice President, Client Services
 Kim Robert Scovill..48   Vice President, Legal and Regulatory Affairs, and
                          General Counsel
 Kevin Stephens......40   Senior Vice President, Marketing
 John J. Zimmer......43   Vice President, Finance, and Treasurer
                                 --------------
      STEVE M. DUBNIK, our Chairman of the Board, President, Chief Executive Officer and Co-Founder, has worked in the telecommunications industry for 18 years. Prior to founding Choice One in June 1998, Mr. Dubnik served in various capacities with ACC Corp., including as the President and Chief Operating Officer of North American Operations of ACC from November 1996 to April 1998 and as Chairman of the Board of Directors of ACC TelEnterprises Ltd. from July 1994 to April 1998. From December 1997 to April 1998, he also jointly performed the functions of Chief Executive Officer of ACC. Mr. Dubnik currently serves on the Board of Managers of FiberTech Networks, LLC.

      KEVIN S. DICKENS, our Co-Chief Operating Officer since August 2000 and prior to that Senior Vice President, Operations and Engineering, and Co-Founder since July 1998, has worked in the telecommunications industry for 13 years. Prior to joining us, Mr. Dickens was President and Chief Executive Officer of ACC Corp.'s Canadian subsidiary, ACC TelEnterprises Ltd., from May 1997 to June 1998. Prior thereto, Mr. Dickens was Vice President of Network Planning and Optimization at Frontier Corporation, from September 1996 to May 1997, with responsibility for Frontier's long distance network.

      AJAY SABHERWAL, our Executive Vice President, Finance and Chief Financial Officer since September 1999, has worked both directly in the telecommunications industry and as an equity analyst covering the telecommunications industry for over 12 years. Mr. Sabherwal was most recently executive director of institutional equity research for Toronto-based CIBC World Markets from June 1996 to September 1999. Prior to joining CIBC World Markets as a senior research analyst in June of 1996, Mr. Sabherwal was the telecommunications analyst for BZW (Barclays de Zoete Wedd) Canada and its successor company from November 1993 until June 1996.

      MAE H. SQUIER-DOW, our Co-Chief Operating Officer since August 2000 and prior to that Senior Vice President, Sales, Marketing and Service, and Co-Founder since June 1998, has worked in the telecommunications industry for 17 years. Ms. Squier-Dow served as President of ACC Telecom, a U.S. subsidiary of ACC Corp., from June 1996 to May 1998, and in several positions at ACC Long Distance U.K. Ltd., including as Commercial Director from April 1995 to June 1996, and as Director of Client Relations and Marketing, Vice President of International Planning and Operations Director from October 1993 to April 1995.

      PHILIP H. YAWMAN, our Executive Vice President, Corporate Development and Co-Founder since July 1998, has worked in the telecommunications industry for 14 years. Prior to joining us, Mr. Yawman was Vice President of Investor Relations and Corporate Communications at ACC Corp. from April 1997 to January 1998. Mr. Yawman also served in various positions at Frontier Corporation from July 1989 to April 1997, including as head of investor relations' activities and in several product management positions.

      ROBERT O. BAILEY, our Senior Vice President, Technology since September 1999, is responsible is responsible for engineering and operation of the Choice One network. In addition, he is responsible for evaluating and selecting the technology to be deployed by Choice One in the next generation of switching systems architecture, including the evolution from circuit switching systems to packet and ATM-based infrastructure. Most recently, he was Vice President and Chief Technology Officer for the Upstate Cellular Network (Frontier Cellular), a joint venture of Verizon Mobile and Frontier Corporation, from January 1985 until April 1999, where he was responsible for engineering and operations of a cellular network that covered 5.5 million population units in upstate New York.

      JOSEPH A. CALZONE, our Senior Vice President, Engineering since August 2000 and prior to that Vice President, Engineering and Network Operations since July 1998, has worked in the telecommunications industry for 16 years. Prior to joining us, Mr. Calzone held various key management positions at Citizens Communications from October 1995 to May 1998, most recently as head of the National Sales and Services organization and as Vice President of Long Distance Engineering and Operations.

      LINDA S. CHAPMAN, our Senior Vice President, Human Resources since May 2001 and prior to that Vice President, Human Resources since August 1998, was the Director of Human Resources of ACC Corp.'s U.S. subsidiary, ACC Telecom, from June 1997 to July 1998. Prior thereto, Ms. Chapman held various management positions with MCI from March 1994 to May 1997.

      MICHAEL A. D'ANGELO, our Senior Vice President, Sales, since May 2001 and prior to that Vice President of Sales, since September 1998, has worked in the telecommunications industry for over 14 years. Prior to joining us, Mr. D'Angelo was the Director of Sales, Southeast Regional Manager at ICG Communications from November 1997 to September 1998. Prior thereto, Mr. D'Angelo was Regional Sales Manager for Citizens Communications from January 1995 to November 1997.

      SCOTT D. DEVERELL, our Vice President, Accounting, and Controller since March 2000 and Director of Accounting since December 1998, is a certified public accountant. Prior to joining us, Mr. Deverell was employed by PSC Inc. as Assistant Treasurer from September 1997 to December 1998 and as Controller from 1990 until September 1997.

      ELIZABETH A. ELLIS, our Senior Vice President, Information Technology since August 2000 and prior to that Vice President, Information Technology since July 1998, has worked in the information technology field for over 21 years, including the past seven years in the telecommunications industry. Prior to joining us in July 1998, Ms. Ellis was Commercial Director for ACC Telecom's subsidiaries in the United Kingdom and Germany from August 1994 to June 1998 where she was responsible for all aspects of network, operations, client service, telemarketing and information technology.

      MICHELLE C. PARODA, our Senior Vice President, Client Services since August 2000 and prior to that Vice President, Client Care since July 1998, has worked in the telecommunications industry for 17 years. Prior to joining us, Ms. Paroda had been employed in a variety of positions by Frontier Corporation since 1984, most recently as Vice President of Client Care.

      KIM ROBERT SCOVILL, our Vice President, Legal and Regulatory Affairs and General Counsel since December 1998, has worked in the telecommunications industry for over 28 years. From January 1991 to February 1998, Mr. Scovill was Vice President of Worthington Voice Services, a telecommunications and e-commerce company. From February 1998 to December 1998, Mr. Scovill was Vice President and General Counsel of Omnicall, a South Carolina-based CLEC.

      KEVIN STEPHENS, our Senior Vice President, Marketing since March 2001 has over 15 years of marketing and sales experience. Prior to joining us, Mr. Stephens was Vice President of Marketing at Xerox Corporation. During his tenure at Xerox, he held various positions within sales, marketing and general management.

      JOHN J. ZIMMER, our Vice President, Finance and Treasurer since August 1998, is a certified public accountant and has worked in the telecommunications industry for 11 years. Prior to joining us, Mr. Zimmer was employed by ACC Corp., as Vice President and Treasurer from January 1997 to July 1998, as Vice President of Finance from September 1994 to January 1997.

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


                                                    Common Stock Price
                                             ---------------------------------

                                                            2001
                                             --------------------------------

                                                  High              Low
                                             ---------------    -------------

First Quarter                                    $18.13            $3.56

Second Quarter                                   $10.26            $4.31

Third Quarter                                    $ 6.50            $1.40

Fourth Quarter                                   $ 5.10            $1.03

                                             --------------------------------

                                                            2000
                                             --------------------------------

First Quarter (from February 16, 2000)           $71.38            $24.81

Second Quarter                                   $40.88            $19.63

Third Quarter                                    $41.13            $10.50

Fourth Quarter                                   $13.63            $ 3.94


DIVIDEND POLICY

      We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. Our future dividend policy will depend on our earnings, capital requirements, requirements of financing agreements to which we are a party, our financial condition and other factors considered relevant by our board of directors. The agreements and terms of our credit facility and Series A and Series B senior cumulative preferred stock prohibit us from paying dividends on our common stock. The agreements and terms of our subordinate notes prohibit us from paying dividends on our common stock in cash.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS OF REGISTERED
SECURITIES

      On December 19, 2001, we acquired certain assets from FairPoint Communications Solutions Corp., for consideration consisting of cash, the issuance of 2,500,000 shares of our common stock, and the contingent issuance of up to 2,000,000 shares of our common stock based upon achievement of certain operational metrics. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      On November 9, 2001, in connection with the rollover of our subordinated debt to subordinated notes, we issued warrants to purchase 1,890,293 shares of our common stock to the holders of the subordinated notes. The warrants are exercisable in whole or in part at any time at an exercise price of $2.25 per share of common stock. The warrants expire on November 9, 2006, which is five years from the date of issuance.

      On August 1, 2000, we issued 200,000 shares of Series A senior cumulative redeemable preferred stock and related warrants in a private placement for $200.0 million. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      The Series A preferred stock was issued to certain funds of Morgan Stanley Dean Witter Capital Partners. These funds and other related funds own a large portion of our common stock and have rights to seats on our board of directors. Each share of Series A preferred stock has a stated value of $1,000 and ranks senior to each other class or series of our capital stock. Dividends accrue at the rate of 14.0% per annum, cumulative and compounded quarterly. The Series A preferred stock matures on August 1, 2012, at which time we must redeem the shares for their stated value plus any accrued and unpaid dividends. Prior to August 1, 2005 which is the fifth anniversary of the issue date, we may pay dividends in additional shares of Series A preferred stock or in cash, at our option. Thereafter until maturity, we must pay dividends in cash.

      In connection with the issuance of the Series A preferred stock, we sold warrants to purchase 1,747,454 shares of our common stock to the holders of the Series A preferred stock. The warrants are exercisable in whole or in part at any time at an exercise price of $0.01 per share of common stock. The warrants will expire on August 1, 2012.

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

      On February 16, 2000, we completed our initial public offering through the sale of 7,145,000 shares of our common stock, at a price of $20.00 per share. We sold an additional 1,071,750 shares on February 23, 2000 pursuant to an over-allotment option that we had granted to the underwriters. We raised net proceeds from these sales of approximately $150 million after expenses. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement filed on Form S-1 (No. 333-91321), and underwritten by a syndicate of underwriters led by Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Warburg Dillon Read LLC, First Union Securities, Inc. and CIBC World Markets, as their representatives. Proceeds from the offering were used for repayment of our debt ($64.4 million). The remaining net proceeds were invested in investment grade, interesting bearing securities. The remainder of the proceeds was used between February and July 2000 for capital expenditures, working capital and other general corporate purposes. Our use of proceeds from the offering did not represent a material change in the use of proceeds described in the registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below as of and for the years ended December 31, 2001, 2000 and 1999, and for the period from inception (June 2, 1998) through December 31, 1998 have been derived from our consolidated financial statements. The results of our operations for the periods indicated are not necessarily indicative of the results of operations in the future.

      You should read the selected consolidated financial data set forth below in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                             YEAR ENDED       YEAR ENDED         YEAR ENDED       PERIOD ENDED
                                                        DECEMBER 31, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999 DECEMBER 31, 1998
                                                        ----------------- ------------------- ----------------- -----------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE)


STATEMENT OF OPERATIONS DATA:
Revenue................................................        $181,598     $ 68,082             $ 4,518             $   -
Operating expenses:
   Network costs.......................................         120,923       56,182               6,979                 -
   Selling, general and administrative, including
   non-cash deferred compensation and non-cash
   management ownership allocation charge of $32,423,
   $90,527, $2,048 and $376 in 2001, 2000, 1999 and
   1998, respectively..................................         168,295      173,197              22,978             5,060
   Non-cash writedown of abandoned assets..............             801            -                   -                 -
   Depreciation and amortization.......................          89,144       41,003               5,153                36
                                                               --------     ---------             ------             ------
   Total operating expenses............................         379,163      270,382              35,110             5,096
                                                               --------      --------             -------            ------
Loss from operations...................................       (197,565)     (202,300)            (30,592)           (5,096)
Interest income (expense)..............................        (51,206)      (14,552)             (1,883)               22
                                                              ---------      --------             -------          --------
Net loss...............................................       (248,771)     (216,852)            (32,475)           (5,074)
   Accretion of preferred stock........................           7,007        2,393                   -                 -
   Accrued preferred stock dividends...................          31,250       11,830                   -                 -
                                                            -----------   -----------          -----------       ----------
Net loss applicable to common stockholders.............     $ (287,028)   $ (231,075)         $  (32,475)         $ (5,074)

Weighted average number of shares outstanding, basic
                                                            ============  ============        ===========       ===========
   and diluted.........................................     39,676,218    32,481,307          22,022,256        18,017,791
                                                            ============  ============        ===========       ===========
Net loss per share, basic and diluted..................       $  (7.23)     $  (7.11)         $  (1.47)         $    (0.28)

                                                            ============   ===========        ===========       ===========

                                                          AS OF                 AS OF              AS OF               AS OF
                                                    DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999   DECEMBER 31, 1998

                                                        ---------             --------            --------            --------
BALANCE SHEET DATA:
Cash and cash equivalents                                $14,415              $173,573             $3,615              $1,491
Restricted cash                                             --                  30,000                 --                  --
Investments                                                 --                   9,801                 --                  --
Working capital                                           (6,337)              185,800             (9,035)              9,707
Property and equipment, net                              361,768               302,833             72,427              21,110
Total assets                                             766,578               923,830             94,512              24,472
Long-term debt                                           473,432               447,000             51,500                  --
Redeemable preferred stock                               200,780               162,523                 --                  --
Stockholders' equity                                       3,431               259,530             26,724              13,130

                                                       YEAR ENDED         YEAR ENDED            YEAR ENDED         PERIOD ENDED
                                                   DECEMBER 31, 2001  DECEMBER 31, 2000     DECEMBER 31, 1999   DECEMBER 31, 1998
                                                   -----------------  -------------------   -----------------   -----------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER FINANCIAL DATA:
Net cash (used in) provided by operating activities.    $(126,635)            $(69,604)             $(24,319)           $ 6,587
Net cash used in investing activities..............       (51,024)            (489,280)              (56,077)           (21,146)
Net cash provided by financing activities..........        18,501              728,842                82,520             16,050
Capital expenditures...............................        85,051              119,400                56,077             21,146
Adjusted EBITDA....................................       (75,197)             (70,770)              (23,391)            (4,684)

OPERATING DATA:                                          AS OF               AS OF                AS OF                AS OF
                                                   DECEMBER 31, 2001   DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                                                   -----------------   -----------------    -----------------    -----------------
Lines in service:
     Voice lines in service........................        372,341              173,819                19,890                  -
     Data lines in service.........................         11,634                3,795                   206                  -
     Total lines in service........................        383,975              177,614                20,096                  -
Central office collocations........................            517                  410                   141                  -
Markets in operation...............................             30                   26                     9                  -
Number of voice switches...........................             26                   24                     8                  -
Number of data switches............................             63                   45                    10                  -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


We are an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our services include local exchange and long distance service, high-speed data and Internet service principally utilizing DSL technology, and comprehensive web development and hosting services. We seek to become the leading integrated communications provider in each of our markets by offering a single source of competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple
established telephone company central offices. As of December 31, 2001, we have connected 91% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

Included in our management's discussion and analysis of financial condition and results of operations are adjusted EBITDA amounts. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and non-cash charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. We expect that our adjusted EBITDA will become positive during 2002 as we expand our telecommunications services business.

Adjusted EBITDA was the following for the years ending December 31:



                                      2001              2000            1999
                                  --------------    -------------   ------------

Loss from operations              $    (197,565)     $(202,300)      $ (30,592)
Depreciation & amortization              89,144         41,003           5,153
Non-cash deferred compensation            8,406          6,973           2,048
Non-cash management
     ownership allocation                24,017         83,554             -
Non-cash writedown of
     abandoned assets                       801           -                -
                                  -------------     ----------       -----------

Adjusted EBITDA                   $     (75,197)    $   (70,770)     $ (23,391)
                                  ==============   =============     ==========




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

o reciprocal compensation, which entitles us to bill the established telephone companies and competitive local exchange carriers for calls in the same local calling area placed by their clients to our clients; and

o    web design and hosting.


The market for local and long distance services is well established and we expect to achieve revenue growth principally from taking market share away from other service providers. Similarly, we expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our clients to increase in the aggregate as revenue increases, but on a declining per unit basis, as we increase our client base.

The market for high-speed data communications services and Internet access is rapidly growing and intensely competitive. While many of our competitors enjoy advantages over us, we are pursuing a significant market that, we believe, is currently underserved. See "Business--Market Opportunity."

We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of our services. During the past several years, market prices for many telecommunications services on a unit basis have been declining, which is a trend that we believe will likely continue. This decline will have a negative effect on our revenue that may not be offset completely by savings from decreases in our cost of services. As prices decline for any service, we believe that the total number of users and their usage will increase. Although pricing is important part of our strategy, we believe that direct relationships with our clients and consistent, high quality service and client support is essential to generating client loyalty. See "Business--Competition."

Our churn for the year ended December 31, 2001 of our facilities-based clients continues to be below 1% per month. This compares favorably to the significant churn of clients within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

There is uncertainty surrounding the payment of reciprocal compensation by the established telephone companies for calls delivered to Internet service providers due to their regulatory interpretations and disputes therein. However, the amount of reciprocal compensation revenue that we receive related to Internet service providers is not material. See "Regulation--Federal Regulation."

NETWORK COSTS

Our network costs include the following:

          o THE COST OF LEASING HIGH-CAPACITY DIGITAL LINES THAT INTERCONNECT OUR NETWORK WITH ESTABLISHED TELEPHONE COMPANY NETWORKS. These facilities are also used to connect our switching equipment to our transmission equipment located in established telephone company central offices, as well as to connect our transmission equipment between these offices. These network expenses include non-recurring installation costs and monthly recurring fixed costs. As new markets were entered, these fixed costs were a major component of our total network costs. As our markets mature, these costs will remain a significant part of our ongoing cost of services, but at a declining percentage of total costs. We have begun to deploy fiber in many of our markets, which will replace the leased local network facilities and decrease our leasing costs. In our markets in Wisconsin, Michigan, Indiana and Illinois we already have operational intra-city fiber in place and, as a result, our leasing costs in these markets are significantly less than in the markets where fiber has not been deployed. Additionally, we had deployed fiber in all four of our New York markets as of December 31, 2001, for a total of 12 markets with local fiber.

          o THE COST OF LEASING LOCAL LOOP LINES WHICH CONNECT OUR CLIENTS TO OUR NETWORK. The costs to lease local loop lines from established telephone companies vary by company and are regulated by state authorities under the Telecommunications Act. These client loop costs are for voice and data lines as well as client T-1 links. These expenses include non-recurring installation costs and monthly recurring fixed costs. As our clients andrelated lines continue to increase, total local loop line costs will continue to increase and will remain an increasingly significant component of our ongoing network costs.

          o THE COST OF LEASING SPACE IN ESTABLISHED TELEPHONE COMPANY CENTRAL OFFICES FOR COLLOCATING OUR TRANSMISSION EQUIPMENT. In constructing switching and transmission equipment for a market, we capitalize, as a component of property and equipment, non-recurring charges for items such as construction. We also capitalize the monthly recurring costs of the collocations during the construction period, typically one to two months. These capitalized non-recurring costs are depreciated over the life of the lease and are not included in our network costs. Recurring costs, after traffic is being carried, are expensed as incurred and are included in our network costs. As a market matures, these costs should remain relatively constant, decreasing as a total component of total network costs.

          o THE COST OF COMPLETING LOCAL CALLS ORIGINATED BY OUR CLIENTS. These local call costs are referred to as "reciprocal compensation" costs and are incurred in connection with both voice and data services. We have entered into interconnection agreements with the established telephone companies in our markets to make widespread calling available to our clients. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks and provide that a carrier must compensate another carrier when a local call by the first carrier's client terminates on the other carrier's network. These reciprocal compensation costs will grow as our clients' outbound calling volume grows and will continue to be a significant component of total network costs. As clients and related lines installed increase, our costs will continue to increase proportionately.

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

          o THE COST OF LEASING OUR INTER-CITY NETWORK. Our inter-city network facilities are used to carry data traffic between our markets and for delivery to Internet access points. The costs of these lines will increase as we increase capacity to address client demand, open new markets and connect additional markets to our Internet network. As we deploy fiber, however, the costs associated with the leased facilities will decrease. As of December 31, 2001, we had approximately 300 route miles of operational inter-city fiber in our network connecting our markets in Wisconsin, Michigan and Illinois.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Our selling, general and administrative expenses include costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance. We expect to incur significant selling and marketing costs as we increase penetration within our 30 markets.

We incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense. These costs and expenses are expected to grow as we serve our increasing client base. Administrative overhead will be a large portion of these costs and expenses but a smaller percentage of our revenue as we continue building our client base.

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

MANAGEMENT OWNERSHIP ALLOCATION CHARGE


Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. We were required to record $62.4 million of the deferred compensation as a non-cash, non-recurring charge to operating expense during the period in which the initial public offering was consummated, and the remaining $57.5 million was recorded as deferred management ownership allocation charge. We amortized $24.0 million and $21.1 million of the deferred charge during 2001 and 2000, respectively and will amortize $11.6 million through July 2002, based on the period over which we have the right to repurchase the securities.

DEPRECIATION AND AMORTIZATION


Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture, fixtures and indefeasible rights to use fiber. It also includes amortization of goodwill and client relationships. Our acquisitions of US Xchange, Atlantic Connections and EdgeNet have been accounted for using the purchase method of accounting. The value of the client relationships acquired from US Xchange, Atlantic Connections and EdgeNet is $48.5 million, $3.3 million and $0.5 million, respectively, and is being amortized over five year periods. The value of the indefeasible right to use fiber acquired from US Xchange is $34.3 million and is being amortized over 20 years. The amount of the purchase price in excess of the fair value of the net assets acquired (goodwill) for US Xchange, Atlantic Connections and EdgeNet was $319.3 million, $7.3 million and $3.5 million, respectively. The goodwill had been amortized over the estimated useful life of 10 years. In January 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill will no longer be amortized. This standard also requires that goodwill be subject to at least an annual assessment for impairment through the application of a fair value-based test. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities, except for goodwill which will no longer be amortized beginning on January 1, 2002.

INTEREST INCOME (EXPENSE)


Our interest income includes income generated from our cash and other short-term investments. We expect interest income to gradually decline as we use our surplus cash to fund our operations and capital expenditures.

Our interest expense includes interest payments on borrowings under our senior credit and subordinated debt facilities, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and unused commitment fees on the senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes is payable in kind (PIK) for four years. We expect interest expense to remain stable over the next several quarters as we use our available funding to fund our operations and capital expenditures. However, cash interest expense is expected to decline as we realize the full impact of the PIK interest on the subordinated notes.

INCOME TAXES


We have not generated any taxable income to date and do not expect to generate taxable income in the next few years. The use of our net operating loss carryforwards, which begin to expire in 2021, may be subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have recorded a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies, judgments and estimates include those relating to revenue recognition, the allowance for doubtful accounts and acquired intangibles.

GENERAL. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an on-going basis, management evaluates the estimates, including those related to bad debts and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

REVENUE RECOGNITION. Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. The Company recognizes revenue from switched access and reciprocal compensation based on management's best estimate of its collectibility being reasonably assured. Certain judgments in measuring revenue may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in future operating losses.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in additional expense to us and affecting our results of operations.

ACQUIRED INTANGIBLES. Our business acquisitions have resulted in goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value, and any subsequent impairment, of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.


RESULTS OF OPERATIONS


FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

REVENUE


We generated $181.6 million in revenue for the year ended December 31, 2001, an increase of 167% as compared to $68.1 million in revenue for the year ended December 31, 2000. The increase in revenue is attributable to an increase in the number of markets served, the number of clients and the number of lines installed. At December 31, 2001, we provided service in 30 markets compared to 26 markets at December 31, 2000. At December 31, 2001, we had a total in service base of 383,975 lines, which compares to 177,614 lines in service as of December 31, 2000. Revenue is expected to increase from the level realized during the year ended December 31, 2001 as we increase penetration in our existing markets.

NETWORK COSTS


Network costs for the year ended December 31, 2001 were $120.9 million, an increase of 115% as compared to network costs of $56.2 million for the year ended December 31, 2000. This increase is due to the deployment of our networks and growth of our services in 30 markets with 517 collocation sites as compared to 26 markets with 410 collocation sites as of December 31, 2000. Network costs increased at a slower rate than revenue which reflects the benefits of fiber in the network and network efficiencies realized from the increased number of installed lines.

We achieved positive gross margin (revenue less direct network costs) of $60.7 million, or 33.4% of revenue, for the year ended December 31, 2001, compared to a positive gross margin of $11.9 million, or 17.5% of revenue, for the year ended December 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses for the year ended December 31, 2001 were $168.3 million, compared to $173.2 million for the year ended December 31, 2000. Excluding the non-cash management ownership allocation charge and amortization of deferred compensation, selling, general and administrative expenses were $135.9 million for the year ended December 31, 2001, compared to $82.7 million for the year ended December 31, 2000. These increased expenses resulted primarily from growth in operations, including the full year impact of the acquisition of US Xchange, ongoing back office infrastructure enhancements and the related growth in number of employees. Revenue growth has exceeded the increase in selling, general and administrative expenses. Revenue increased 166.7% for the year ended December 31, 2001 as compared to the year ended December 31, 2000, while selling, general and administrative expenses, excluding the non-cash management allocation charge and amortization of non-cash deferred compensation, grew 64.4% during the same period.

Our number of employees increased to 1,758 as of December 31, 2001, from 1,420 as of December 31, 2000. As of December 31, 2001, there were 786 sales employees, including direct sales, sales support and sales management. This compares to 572 as of December 31, 2000. We expect the number of sales employees and total employees to stabilize as we have completed our plan to enter new markets.

MANAGEMENT OWNERSHIP ALLOCATION CHARGE AND DEFERRED COMPENSATION


For the years ended December 31, 2001 and 2000, respectively, we recognized non-cash management ownership allocation charges of $24.0 million and $83.6 million. We also recognized $8.4 million and $7.0 million of non-cash deferred compensation amortization for the years ended December 31, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees and grants to employees under our 1998 Stock Option Plan. In August 2000, deferred compensation of $14.8 million was recorded to stockholders' equity in connection with the issuance of restricted shares to the employees of US Xchange.

DEPRECIATION AND AMORTIZATION


Depreciation and amortization for the year ended December 31, 2001 was $89.1 million, compared to $41.0 million for the year ended December 31, 2000. The increase results from higher capital expenditures from the deployment of our networks and initiation of services in new markets and the full year impact of the acquisition of US Xchange. Approximately half of the depreciation and amortization was generated from the intangibles as a result of our acquisitions, the most significant being the August 2000 acquisition of US Xchange.

Goodwill from the acquisitions of US Xchange, Atlantic Connections and EdgeNet was $319.3 million, $7.3 million and $3.5 million, respectively. Client relationships acquired through the acquisitions of US Xchange, Atlantic Connections and EdgeNet were $48.5 million, $3.3 million and $0.5 million, respectively. The value assigned to the indefeasible right to use fiber received in connection with the acquisition of US Xchange was $34.3 million. We expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities, except for goodwill which will no longer be amortized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which is effective on January 1, 2002.

INTEREST INCOME (EXPENSE)


Interest expense for the year ended December 31, 2001 was $56.1 million of which $49.0 million was payable in cash. Interest expense includes interest payments on borrowings under our senior credit and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and unused commitment fees on the senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes is payable in kind (PIK) for four years. Interest expense for the year ended December 31, 2000 was $16.7 million. Interest expense increased as our borrowings increased and due to the full-year effect of indebtedness incurred during the year ended December 31, 2000.

Interest income for the year ended December 31, 2001 was $4.9 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Interest income for the year ended December 31, 2000 was $2.1 million.

NET LOSS


The net loss applicable to common stockholders was $287.0 million and $231.1 million for the years ended December 31, 2001and 2000, respectively. Non-cash accretion and dividends on preferred stock increased $24.0 million during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Adjusted EBITDA was negative $75.2 million for the year ended December 31, 2001, compared to negative $70.8 million for the year ended December 31, 2000.

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

MANAGEMENT OWNERSHIP ALLOCATION CHARGE AND DEFERRED COMPENSATION


For the year ended December 31, 2000, we recognized non-cash management ownership allocation charges of $83.6 million. We also recognized $7.0 million and $2.0 million of non-cash deferred compensation amortization for the years ended December 31, 2000 and 1999, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees and grants to employees under our 1998 Stock Option Plan. In August 2000, deferred compensation of $14.8 million was recorded to stockholders' equity in connection with the issuance of restricted shares to the employees of US Xchange.

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

NET LOSS


The net loss applicable to common stockholders was $231.1 million and $32.5 million for the years ended December 31, 2000 and 1999, respectively. Adjusted EBITDA was negative $70.8 million for the year ended December 31, 2000, compared to negative $23.4 million for the year ended December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY


      At December 31, 2001 we had $14.4 million in cash and cash equivalents. In addition, we had $55.0 million available under our revolving credit facility. We have experienced recurring net losses applicable to common stockholders of $287.0 million, $231.1 million and $32.5 million during the years ended December 31, 2001, 2000 and 1999, respectively, and expect to continue to have future operating losses. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations during 2002. The success of our business strategy includes obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to meet our debt service obligations and fund capital expenditures.

Despite our net losses in prior years, we believe we have the necessary funding available to execute our short- and long-term business strategy. However, our revenue and costs may be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Failure to raise sufficient funds may require us to modify, delay or abandon some of our future expenditures. There are conditions to our ability to borrow under our senior credit facility, including the continued satisfaction of covenants. As of December 31, 2001, we were in compliance with these covenants and expect to be in compliance with these covenants in 2002.


      Our 2002 plan is predicated upon the following assumptions: sustained growth due to strong end-user demand for data and voice offerings as numerous competitors have exited our operational markets; continued improvement in operational efficiencies through economies of scale that translates into lower network costs and selling, general and administrative expenses as a percent of revenue; decreased capital expenditures and decreased interest expense payable in cash. The 2002 plan assumes that we have positive cash and cash equivalents and borrowings available under our senior credit facility at December 31, 2002. The amount of cash and borrowings available under the senior credit facility as of December 31, 2002 is dependent upon factors that could differ materially from our estimates.

      CREDIT FACILITY. Our senior credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions, including those described in Note 9 to the financial statements, with maximum borrowing limits to be reduced starting in the fourth quarter of 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of December 31, 2001, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan and $45.0 million outstanding under the $100.0 million revolving credit facility, leaving $55.0 million available under the revolving credit facility. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

      We also have $178.3 million of subordinated notes outstanding, which is subordinated to the senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes is payable in kind (PIK) for four years. The subordinated notes mature on November 9, 2010. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

      CASH FLOWS. We have incurred significant operating and net losses since our inception. We expect to have positive adjusted EBITDA during 2002. However, we do expect to continue to experience operating losses as we continue to penetrate our markets. As of December 31, 2001, we had an accumulated deficit of $503.2 million. Net cash used in operating activities was approximately $126.6 million and $69.6 million for the years ended December 31, 2001 and 2000, respectively. Net cash used for operating activities for the year ended December 31, 2001 was primarily due to operating losses incurred while we grew our client base. Net cash used for operating activities for the year ended December 31, 2000 was primarily due to net losses.

      Net cash provided by financing activities was $18.5 million and $728.8 million for the years December 31, 2001 and 2000, respectively. Net cash provided by financing activities for the year ended December 31, 2001 was related to net borrowings under our senior credit facility to support operating losses incurred during the build-out phase of our business. Net cash provided by financing activities for the year ended December 31, 2000 was related to $396.0 million of net borrowings under the senior credit facility and subordinated debt facility, $347.9 million of equity contributions, including the issuance of Series A preferred stock, and $14.6 million of payments of financing costs related to the senior credit and subordinated debt facility.

      CAPITAL REQUIREMENTS. Capital expenditures were $85.1 million and $119.4 million from the years ended December 31, 2001 and 2000, respectively. We expect that our capital expenditures will continue on a declining basis in future periods, since we have become operational in all of our markets. Net cash used in our investing activities was $51.0 million for the year ended December 31, 2001 and $489.3 million for the year ended December 31, 2000. Net cash used for investing activities for the year ended December 31, 2001 was due to expansion of our existing markets, expansion into new markets, addition of capacity to support incremental growth in several of our early markets and collocation sites acquired from FairPoint Communications Solutions Corp. Net cash used for investing activities for the year ended December 31, 2000 was due to capital expenditures for market expansion and central office collocations. It was also due to the acquisitions of US Xchange in August 2000 and EdgeNet in February 2000 for net cash consideration of $324.6 million and $1.9 million, respectively.

      The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our business plans or projections change or prove to be inaccurate. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, capital leases, vendor financing or the private or public sale of equity or debt securities.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      At December 31, 2001, the carrying value of our debt obligations excluding obligations under capital leases for indefeasible rights to use fiber was $473.4 million and the fair value of those obligations was $488.5 million. The weighted average interest rate of our debt obligations at December 31, 2001 was 10.17%. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at December 31, 2001, would result in an increase in the fair value of our fixed rate debt by approximately $7.0 million.

      Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at December 31, 2001, would result in an approximate increase in cash required for interest on our variable rate debt during the next five fiscal years of $3.5 million per year.

      We do not use derivative financial instruments for speculative purposes. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations and, subject to limitations and conditions, are required by our credit facility. Under the credit facility agreement, we are required to enter into hedging agreements with respect to interest rate exposure with an aggregate notional amount equal to 50% of the outstanding borrowings once at least 50% of the aggregate commitment has been utilized. By their nature, these interest rate swap agreements involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The fair value of the interest rate swap agreements designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

      At December 31, 2001, we had interest rate swap agreements for an aggregate notional amount of $187.5 million. Based on the fair value of the interest rate swaps at December 31, 2001, it would have cost us $13.5 million to terminate the agreements. A hypothetical 100 basis point decrease in the floating spot rate would further decrease the fair value of the interest rate swaps by approximately $5.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS


      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. On January 1, 2002, we are required to adopt this standard for business combinations for which the acquisition date was before July 1, 2001. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial results.


      In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". We will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. Our goodwill amortization for the year ended December 31, 2001 was $33.0 million. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company's management is continuing to evaluate the impact of the adoption of this standard on our financial results.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. We will adopt this standard effective January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial results.


      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. We will adopt this standard effective January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements with supplementary data are included under Item 14(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 regarding our Directors and nominees is incorporated in this report by reference from certain sections of our definitive proxy statement for our 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later then April 30, 2002. You will find our responses to this Item 10 in the sections titled " Elections of Directors". The information required by this Item 10 regarding our executive officers and other key personnel is included under Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is incorporated in this report by reference from the sections titled "Compensation of Executive Officers" and "Executive Agreements" of our proxy statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 is incorporated in this report by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of our proxy statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is incorporated in this report by reference from the section titled "Certain Relationships and Related Transactions" of our proxy statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      a. Documents filed as a part of this report.

         1.       FINANCIAL STATEMENTS

                  See Index to Financial Statements on page 42.

         2.       FINANCIAL STATEMENT SCHEDULES

                  See Index to Financial Statements on page 42.

         3.       EXHIBITS

                  See Index to Exhibits on page 68.

      b. Reports on Form 8-K.

         None filed.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

Report of Independent Public Accountants...................................43

Consolidated Balance Sheets as of December 31, 2001 and 2000...............44

Consolidated Statements of Operations for the years ended December 31,
 2001, 2000 and 1999.......................................................45

Consolidated Statements of Redeemable Preferred Stock and Stockholders'
Equity for the years ended December 31, 2001, 2000 and 1999 ...............46

Consolidated Statements of Cash Flows for the years ended December 31,
2001, 2000 and 1999........................................................47

Notes to Consolidated Financial Statements.................................48

Schedule II-Valuation and Qualifying Accounts..............................66

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CHOICE ONE COMMUNICATIONS INC.:


We have audited the accompanying consolidated balance sheets of Choice One Communications Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choice One Communications Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 3 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

 /S/ ARTHUR ANDERSEN LLP


Rochester, New York
March 19, 2002 (except with
respect to the matter
discussed in Note 19, as to
which the date is
March 31, 2002)



                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                      2001                 2000
                                                                                      ----                 ----
                                     ASSETS

Current Assets:
     Cash and cash equivalents..................................................    $14,415             $173,573
     Restricted cash............................................................         -                30,000
     Investments................................................................         -                 9,801
     Accounts receivable (net of allowance for doubtful accounts of
       $3,289 and $2,372 at December 31, 2001 and 2000).........................     40,239               20,655
     Prepaid expenses and other current assets..................................      1,910                4,913
                                                                                    -------             --------
Total current assets............................................................     56,564              238,942
                                                                                     ------              -------
Property and Equipment:
     Property and equipment.....................................................    434,148              329,704
     Less-accumulated depreciation..............................................    (72,380)             (26,871)
                                                                                    --------             --------
Property and equipment, net.....................................................    361,768              302,833
                                                                                    -------              -------

Other assets, net...............................................................    348,246              382,055
                                                                                    -------              -------
Total assets....................................................................   $766,578             $923,830
                                                                                   ========             ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber.....   $    310          $        32
     Accounts payable...........................................................     12,629                1,840
     Accrued expenses...........................................................     49,962               51,270
                                                                                     ------               ------
Total current liabilities.......................................................     62,901               53,142
                                                                                     ------               ------

Long-term debt (including discount of $3,286 at December 31, 2001)..............    473,432              447,000
Long-term capital leases for indefeasible rights to use fiber...................     12,550                1,635
Interest rate swaps.............................................................     13,484                    -
                                                                                   --------          -----------
Total long-term debt and other liabilities......................................    499,466              448,635
Commitments and Contingencies

Redeemable Preferred Stock:
     Preferred stock, $0.01 par value, 5,000,000 shares authorized; 200,000 shares issued and outstanding, ($257,080 liquidation value at December 31,
     2001, including accrued dividends of $43,080) .............................    200,780              162,523

Stockholders' Equity:
     Common stock, $0.01 par value, 150,000,000 authorized, 40,431,583 and
       37,911,851 shares issued as of December 31, 2001 and 2000, respectively          404                  379
     Treasury stock, 132,328 and 68,197 shares, at cost, at
       December 31, 2001 and December 31, 2000, respectively....................       (480)                (216)
     Additional paid-in capital.................................................    537,059              566,975
     Deferred compensation......................................................    (16,896)             (53,207)
     Accumulated deficit........................................................   (503,172)            (254,401)
     Accumulated other comprehensive loss.......................................    (13,484)                   -
                                                                                  ----------         -----------
     Total stockholders' equity.................................................      3,431              259,530
                                                                                 ----------             --------
     Total liabilities and stockholders' equity.................................   $766,578             $923,830
                                                                                   ========             ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)







                                                                              2001            2000              1999
                                                                          -----------      ----------     ------------
Revenue                                                                  $   181,598      $    68,082        $   4,518
Operating expenses:
     Network costs.....................................................      120,923           56,182            6,979
     Selling, general and administrative, including non-cash deferred compensation of $8,406, $6,973 and $2,048 in 2001, 2000 and 1999,
       respectively, and non-cash management ownership allocation charge of
       $24,017, $83,554 and $0 in 2001, 2000 and 1999,
       respectively....................................................      168,295          173,197           22,978
     Non-cash writedown of abandoned assets............................          801               -                -
     Depreciation and amortization.....................................       89,144           41,003            5,153
                                                                          -----------       ----------     ------------
     Total operating expenses..........................................      379,163          270,382           35,110
                                                                          -----------       ----------     ------------
Loss from operations...................................................     (197,565)        (202,300)         (30,592)
                                                                          -----------       ----------     ------------
Interest income/(expense):
     Interest income...................................................        4,871            2,111               76
     Interest expense..................................................      (56,077)         (16,663)          (1,959)
                                                                          -----------       ----------     ------------
     Interest income/(expense), net....................................      (51,206)         (14,552)          (1,883)
                                                                          -----------       ----------     ------------
Net loss ..............................................................     (248,771)        (216,852)         (32,475)
     Accretion on preferred stock......................................        7,007            2,393                -
     Accrued dividends on preferred stock..............................       31,250           11,830                -
                                                                          -----------       ----------     ------------
Net loss applicable to common stockholders.............................   $ (287,028)      $ (231,075)       $ (32,475)
                                                                          ===========       ==========     ============
Net loss per share, basic and diluted..................................   $   (7.23)       $   (7.11)       $   (1.47)
                                                                          ===========       ==========     ============
Weighted average number of shares outstanding, basic and diluted.......   39,676,218       32,481,307       22,022,256
                                                                          ===========       ==========     ============



The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                   STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                             REDEEMABLE
                                           PREFERRED STOCK                 COMMON STOCK                   TREASURY
                                           ---------------             SHARES                              STOCK
                                          SHARES   AMOUNT             OUTSTANDING    AMOUNT                AMOUNT

                                          ------   ------             ------------    ------              -------
Balance, December 31, 1998                  -        -                21,275,829       213                   -
     Capital contributions
      and issuance of common
      stock........................         -        -                   746,427         7                   -
     Deferred compensation.........         -        -                         -         -                   -
     Amortization of
      deferred compensation.........        -        -                         -         -                   -
     Net loss and
      comprehensive loss...........         -        -                         -         -                   -
                                          ------   ------             ------------    ------              -------
Balance, December 31, 1999..........        -        -                22,022,256       220                   -
     Issuance of common stock.......        -        -                 9,014,488        91                   -
     Conversion of
      promissory note to
      common stock..................        -        -                   132,148         1                   -
     Deferred compensation..........        -        -                   535,296         5                   -
     Management ownership
      allocation charge.............        -        -                         -         -                   -
      deferred compensation.........        -        -                         -         -                   -
     Issuance of common
      stock for the US
      Xchange acquisition...........        -        -                 6,207,663        62                   -
     Issuance of Series A
      preferred stock and
      warrants......................   200,000    148,300                       -        -                   -
     Accretion on preferred
     stock..........................        -       2,393                       -        -                   -
     Accrued dividends on
      preferred stock...............        -      11,830                       -        -                   -
     Acquisition of treasury
     shares.........................        -           -                (68,197)        -                   (216)
     Net loss and
      comprehensive loss............        -           -                       -        -                   -
                                       ---------  ---------           ------------    ---------            --------
  Balance, December 31, 2000........   200,000    162,523             37,843,654       379                   (216)
     Exercise of stock
     options........................        -           -                 20,056         -                     -
     Management ownership
      allocation charge
      deferred compensation.........        -           -                       -        -                     -
     Issuance of detachable
     warrants.......................        -           -                       -        -                     -
     Issuance of common
      stock to FairPoint............        -           -              2,500,000        25                     -
     Accretion on preferred
     stock..........................        -       7,007                       -        -                     -
     Accrued dividends on
      preferred stock...............        -      31,250                       -        -                     -
     Acquisition of treasury
     shares.........................        -           -                (64,455)        -                     -
     Net loss.......................        -           -                       -        -                     -
     Change in fair value of
      interest rate swaps..........         -           -                       -        -                     -
     Comprehensive loss............         -           -                       -        -                     -
                                       --------- ---------             ------------    ----------          ---------
Balance, December 31, 2001              200,000 $ 200,780              40,299,255      $404                  (480)
                                       ========= =========             ============    ==========          =========



                                                                            ACCUMULATED
                                             ADDITIONAL                        OTHER
                                              PAID-IN         DEFERRED     COMPREHENSIVE    ACCUMULATED
                                              CAPITAL       COMPENSATION       LOSS           DEFICIT            TOTAL
                                             ----------    --------------  --------------    ----------        ----------

Balance, December 31, 1998                      21,314          (3,323)            -             (5,074)           13,130
     Capital contributions
      and issuance of common
      stock.........................            44,014                -            -                  -            44,021
     Deferred compensation..........             7,126          (7,126)            -                  -                 -
     Amortization of
      deferred compensation.........                 -           2,048             -                  -             2,048
     Net loss and
      comprehensive loss...........                  -                -            -            (32,475)          (32,475)

                                             ----------     -------------  --------------    -----------       -----------
Balance, December 31, 1999..........            72,454          (8,401)            -            (37,549)           26,724
     Issuance of common stock.......           150,451               -             -                   -          150,542
     Conversion of
      promissory note to common stock..          2,399               -             -                   -            2,400
     Deferred compensation..........            15,789         (15,794)            -                   -               -
     Management ownership
      allocation charge.............           119,866        (119,866)            -                   -               -
     Amortization of
      deferred compensation.........                 -          90,527             -                   -           90,527
     Issuance of common
      stock for the US
      Xchange acquisition...........           171,021               -             -                   -          171,083
     Issuance of Series A
      preferred stock and
      warrants......................            49,353               -             -                   -           49,353
     Accretion on preferred stock...            (2,393)              -             -                   -           (2,393)
     Accrued dividends on
      preferred stock...............           (11,830)              -             -                   -          (11,830)
     Acquisition of treasury
      shares........................              (135)             327            -                   -              (24)
     Net loss and
      comprehensive loss............                 -               -             -           (216,852)         (216,852)
                                             -----------    -----------    -------------      -----------       -----------
Balance, December 31, 2000..........           566,975         (53,207)            -           (254,401)          259,530
     Exercise of stock
     options........................               107                 -           -                   -              107
     Management ownership
      allocation charge.............                 -          24,017             -                   -           24,017
     Amortization of
      deferred compensation.........                 -           8,406             -                     -          8,406
     Issuance of detachable
     warrants.......................             3,366                 -           -                     -          3,366
     Issuance of common
      stock to FairPoint............             8,750                 -           -                     -          8,775
     Accretion on preferred
     stock..........................            (7,007)                -           -                     -         (7,007)
     Accrued dividends on
      preferred stock...............           (31,250)                -           -                     -        (31,250)
     Acquisition of treasury
     shares.........................            (3,882)          3,888             -                     -           (258)
     Net loss.......................                 -                  -          -            (248,771)        (248,771)
     Change in fair value of
      interest rate swaps...........                 -                  -      (13,484)                 -         (13,484)
                                                                                                               -----------
     Comprehensive loss.............                 -                  -         -                     -        (262,255)
Balance, December 31, 2001                   -----------      -----------   -----------         -----------    -----------
                                              $537,059         $(16,896)    $  (13,484)       $ (503,172)      $    3,431
                                             ===========      ===========   ===========         ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             (AMOUNTS IN THOUSANDS)


                                                                                   2001             2000           1999
                                                                                   ----             ----           ----
Cash flows from operating activities:
Net loss................................................................      $ (248,771)     $  (216,852)  $    (32,475)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Non-cash write down of abandoned assets.............................             801               -              -
    Depreciation and amortization.......................................          89,144           41,003          5,153
    Non-cash interest on subordinated notes.............................           3,413               -              -
    Amortization of deferred financing costs............................           3,615            1,860            294
    Amortization of discount on debt....................................              80               -              -
    Deferred compensation and management ownership allocation charge....          32,423           90,527          2,048
    Changes in assets and liabilities:
       Accounts receivable, net.........................................         (16,454)          (9,554)        (1,771)
       Prepaid expenses and other current assets........................           3,003           (3,147)          (476)
       Other long term assets...........................................          (2,767)             703             -
       Accounts payable.................................................          10,789            2,323          2,107
       Accrued expenses.................................................          (1,911)          23,533            801
                                                                                ----------        ---------     ---------
          Net cash used in operating activities.........................        (126,635)         (69,604)       (24,319)
                                                                                ---------         ---------     ---------
Cash flows from investing activities:
    Capital expenditures................................................         (85,051)        (119,400)       (56,077)
    Purchase of investments.............................................          (2,199)         (11,545)            -
    Proceeds from sale of investments...................................           9,801               -              -
    Decrease/(increase) in restricted cash..............................          30,000          (30,000)            -
    Payments under long-term capital leases for indefeasible rights to use
    fiber...............................................................             (57)              -              -
    Purchase of accounts receivable.....................................          (3,518)              -              -
    Cash payments for acquisition of business, net of cash acquired.....                -        (328,335)            -
                                                                                ---------         ----------     ----------
      Net cash used in investing activities............................          (51,024)        (489,280)       (56,077)
Cash flows from financing activities:
       Additions to long-term debt......................................          62,000          620,125         71,251
       Principal payments of long-term debt.............................         (35,695)        (224,625)       (28,000)
       Proceeds from capital contributions and issuance of common stock              107          150,276         44,021
       Repurchase of treasury stock.....................................             (12)             (24)            -
       Proceeds from issuance of Series A preferred stock...............               -          197,655             -
       Payments of financing costs......................................          (7,899)         (14,565)        (4,752)
                                                                              -----------    -------------  --------------
Net cash provided by financing activities...............................          18,501          728,842         82,520
                                                                              ----------     ------------   --------------
Net (decrease)/increase in cash and cash equivalents....................        (159,158)         169,958          2,124

Cash and cash equivalents, beginning of period..........................         173,573            3,615          1,491
                                                                              ----------    --------------  --------------
Cash and cash equivalents, end of period................................      $   14,415      $   173,573   $      3,615
                                                                              ==========      ===========   ==============

Supplemental disclosures of cash flow information:
    Interest paid.......................................................      $   53,072    $       8,930 $        1,381
                                                                              ===========   ==============  =============
    Income taxes paid...................................................      $        -    $            -  $         -
                                                                              ===========   ==============  =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1.       DESCRIPTION OF BUSINESS


Choice One Communications Inc. and subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, high-speed data and Internet services, and web hosting and design services. The Company seeks to become the leading integrated communications service provider in each market by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. The Company was incorporated under the laws of the State of Delaware on June 2, 1998.

The Company has experienced recurring net losses applicable to common stockholders of $287.0 million, $231.1 million and $32.5 million during the years ended December 31, 2001, 2000 and 1999, respectively, and expects to continue to have future operating losses. The Company's viability is dependent upon its ability to continue to execute under its business strategy and to begin to generate positive cash flows from operations during 2002. The success of the Company's business strategy includes obtaining and retaining a significant number of customers, and generating significant and sustained growth in its operating cash flows to be able to meet its debt service obligations and fund capital expenditures.

Despite its net losses in prior years, the Company believes it has the necessary funding available to it to execute its business strategy through 2002. However, the Company's revenue and costs may also be dependent upon factors that are not within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. The Company can make no assurances that it would be successful in raising additional capital, if needed, on favorable terms or at all. Failure to raise sufficient funds may require the Company to modify, delay or abandon some of its future expenditures. There are conditions to the Company's ability to borrow under its senior credit facility, including the continued satisfaction of covenants. As of December 31, 2001, the Company was in compliance with these covenants and expects to be in compliance with these covenants in 2002.

The 2002 plan is predicated upon the following assumptions: sustained growth due to end-user demand for data and voice offerings in the Company's operational markets; continued improvement in operational efficiencies through economies of scale that translates into lower network costs and selling, general and administrative expenses as a percent of revenue; decreased capital expenditures and decreased interest expense payable in cash. At December 31, 2001, the Company had $14.4 million in cash and cash equivalents and $55.0 million available under its senior credit facility. The 2002 plan assumes that the Company will have positive cash and cash equivalents and borrowings available under its senior credit facility at December 31, 2002. The amount of cash and borrowings available under the senior credit facility as of December 31, 2002 is dependent upon factors that could differ materially from the estimates. Should factors assumed in the 2002 plan differ materially, management may delay some of its future capital expenditures or seek alternative financing for future capital expenditures.

NOTE 2.       RECLASSIFICATION


Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the current period presentation.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

RESTRICTED CASH

Restricted cash represented funds held in escrow for interest payments on the subordinated debt facility through November 2001. There was no restricted cash as of December 31, 2001.

INVESTMENTS

Investments consist of commercial paper with original maturities of more than three months. The investments were considered available for sale and are stated at fair value, which approximated the carrying value of the investments. There were no short-term investments as of December 31, 2001.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets include prepaid rent, insurance, software maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the life of the underlying agreement.

PROPERTY AND EQUIPMENT

Property and equipment includes switch equipment, computer equipment and software, office furniture and equipment, indefeasible rights to use fiber, construction-in-progress and leasehold improvements. These assets are stated at cost, which includes direct costs, capitalized labor and capitalized interest. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

    Switch equipment........................ 10 years
    Computer equipment and software......... 3-5 years
    Office furniture and equipment.......... 3-7 years
    Indefeasible right to use fiber......... 20 years

Depreciation of the switch equipment begins once the switches are placed in service. Construction in progress costs relate to projects to acquire, install and make operational the network components. Direct labor costs, monthly recurring costs of the collocations, and interest costs incurred in connection with the installation and construction of certain equipment are capitalized until such equipment becomes operational. These costs are then amortized over the life of the related asset.

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the related lease term. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed as incurred.

Included in property and equipment are leases for indefeasible rights to use fiber which have been capitalized. The present value of minimum lease payments is recorded as a liability. Amortization on the capitalized indefeasible rights to use fiber is computed on the straight-line method over the term of the agreements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



OTHER ASSETS

Other assets primarily consist of goodwill, customer relationships, deferred financing costs and other assets.

Goodwill represents the excess purchase price over the fair value of net assets acquired and was being amortized using the straight-line method over the estimated useful life of ten years. In January 2002, the Company will adopt Statement of Financial Accounting Standards No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill will no longer be amortized. This standard also requires that goodwill be subject to at least an annual assessment for impairment through the application of a fair value-based test.

Customer relationships represent the fair value of the customer relationships obtained through acquisitions and is being amortized using the straight-line method over the estimated useful life of five years.

Deferred financing costs consist of capitalized amounts for bank financing fees, professional fees and other expenses related to the Company's senior credit facility and subordinated debt facility. These costs are being amortized using the effective interest rate method, over the life of the related debt. Amortization expense for these costs is included as a component of interest expense in the Consolidated Statements of Operations.

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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)






FINANCIAL INSTRUMENTS

The financial instruments are disclosed in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The carrying amounts of cash and cash equivalents, restricted cash, short-term investments, prepaid expenses and other current assets, accounts payable and amounts included in accruals meeting the definition of a financial instrument approximate fair value because of the short-term maturity of these instruments. The carrying values, notional amounts and related estimated fair values for the Company's remaining financial instruments are as follows:



                                                    2001                               2000
                                     CARRYING VALUE/                     CARRYING VALUE/
                                     NOTIONAL AMOUNT     FAIR VALUE      NOTIONAL AMOUNT      FAIR VALUE

Long-term debt                      $473,432            $488,505           $ 447,000             $444,895
Interest rate swap agreements       $187,500            $(13,484)          $ 125,000             $ (5,526)




NET LOSS PER COMMON SHARE

The Company calculates net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be antidilutive. The Company had options and warrants to purchase 8,010,087, 4,391,260 and 605,202 shares outstanding at December 31, 2001, 2000 and 1999, respectively, that were not included in the calculation of diluted loss per share because the effect would be antidilutive.

COMPREHENSIVE INCOME

The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which requires comprehensive income and its components to be presented in the financial statements. During 2001, the Company had other comprehensive loss associated with the fair value of interest rate swaps. During 2000 and 1999, the Company had no other comprehensive income components; therefore, comprehensive loss was the same as net loss for the periods presented.

REVENUE RECOGNITION

Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. The Company recognizes revenue from switched access and reciprocal compensation in the month the service is provided to the extent that collectibility is reasonably assured.

NETWORK COSTS

Network costs include lease costs and costs of originating and terminating calls incurred through third party providers and are expensed as incurred.

CONCENTRATIONS OF RISK

The Company has no significant concentration of credit risk within its receivables. As of and for the year ended December 31, 2001, no customers represented more than 10% of the Company's receivables or revenue.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), " Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The Company adopted the statement, as amended, on January 1, 2001. The effect of the adoption was recorded in accumulated other comprehensive loss for $6.0 million.

Derivative instruments are used by the Company to manage its interest rate exposures. The Company does not use the instruments for speculative purposes. Interest rate swap agreements are employed as a requirement of the Company's senior credit facility. The facility requires an interest rate hedge for 50% of the outstanding principal balance once the Company has utilized 50% of the aggregate funding under the facility. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The fair value of the interest rate swap agreements designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

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

NOTE 4.       ACQUISITIONS

On August 1, 2000, the Company acquired US Xchange, Inc. ("US Xchange"), a corporation headquartered in Grand Rapids, Michigan, which was engaged in the business of providing integrated communications services within the midwest, primarily third tier cities. The purchase price was approximately $324.6 million in net cash and 6.2 million shares of common stock issued to the sole shareholder. The net cash consideration paid consisted of $303.0 million disbursed upon closing and $21.6 million disbursed prior to and subsequent to the closing date in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of US Xchange have been included in the Company's consolidated financial statements since the acquisition date.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill. Goodwill of $319.3 million, customer relationship of $48.5 million and property and equipment consisting of an indefeasible right to use fiber of $34.3 million are being amortized on a straight-line basis over 10 years, five years and 20 years, respectively. The assets and liabilities of US Xchange have been recorded at their fair values. In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired.... $ 536,875

Less-liabilities assumed..................................    12,060
                                                              ------

Total consideration paid..................................   524,815

Less-cash acquired........................................    29,086

Less-common stock issued..................................   171,083
                                                             -------

Net cash paid for acquisition............................. $ 324,646
                                                           =========



On February 24, 2000, the Company acquired EdgeNet, Inc. ("EdgeNet"), a corporation based in Buffalo, New York, which was engaged in the business of providing Internet home page design and development. The purchase price was approximately $4.3 million, consisting of approximately $1.9 million in cash and 132,148 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of EdgeNet, Inc. have been included in the Company's consolidated financial statements since the acquisition date. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the excess reflected as goodwill of $3.5 million, which was being amortized on a straight-line basis over ten years.

In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired.......... $    4,397

Less-liabilities assumed........................................        134
                                                                   --------

Total consideration paid........................................      4,263

Less-cash acquired..............................................          1

Less-amounts borrowed...........................................      2,400
                                                                      -----

Net cash paid for acquisition...................................  $   1,862
                                                                  =========

In November 1999, the Company purchased all of the outstanding units of Atlantic Connections, L.L.C., a local and long distance provider with operations in the Portsmouth, New Hampshire and Worcester, Massachusetts metropolitan areas. The purchase price, including contingent consideration of $1.5 million in cash that was paid in September 2000, was approximately $10.0 million.

NOTE 5.       UNAUDITED PRO FORMA RESULTS OF OPERATIONS


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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                    PRO FORMA YEAR ENDED
                                          DECEMBER 31, 2000   DECEMBER 31, 1999
Revenue...................................    $  94,927           $  38,786
Loss from operations......................    $(262,147)          $(147,402)
Net loss..................................    $(284,454)          $(167,395)
Net loss applicable to common stockholders    $(317,146)          $(202,644)
Net loss per share, basic and diluted.....    $   (8.89)          $   (6.64)
Weighted average number of shares
   outstanding, basic and diluted........    35,672,237          30,512,669

NOTE 6.       PROPERTY AND EQUIPMENT


Property and equipment, at cost, consisted of the following:
                                   DECEMBER 31, 2001         DECEMBER 31, 2000

  Switch equipment................. $293,765                   $  213,122
  Computer equipment and software..   49,393                       32,754
  Office furniture and equipment...   11,203                        9,520
  Leasehold improvement............   25,585                       20,920
  Indefeasible right to use fiber..   47,893                       35,995
  Construction in progress.........    6,309                       17,393
                                     --------                   ----------
                                    $434,148                   $  329,704
                                     ========                   ==========


Capitalized labor included in property and equipment was $3,425, $2,464 and $3,894 during the years ended December 31, 2001, 2000, and 1999, respectively. Capitalized monthly recurring costs of collocations in property and equipment were not material during the periods presented. Approximately $88, $57 and $250 of interest costs, associated with borrowings used to finance the construction of long-term assets, was capitalized during the years ended December 31, 2001, 2000 and 1999, respectively.

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $45,509, $21,980, and $4,855, respectively.

In May 2001, the Company approved a plan to abandon the assets related to its Richmond, Virginia market. The writedown of abandoned assets includes equipment and leasehold costs associated with collocating in the facilities of the established telephone company located in the Richmond, Virginia area. The writedown of abandoned assets of $0.8 million is included in the statement of operations.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7.       OTHER ASSETS


Other assets consisted of the following:
                                     DECEMBER 31, 2001        DECEMBER 31, 2000

      Goodwill.......................  $ 330,262                $  329,192
      Customer relationships.........     52,285                    52,285
      Deferred financing costs.......     27,769                    19,870
      Other assets...................      6,674                     2,231
                                       ---------                 ----------
                                         416,990                   403,578
      Less-accumulated amortization..    (68,744)                  (21,523)
                                       ---------                 ----------
                                       $ 348,246                 $ 382,055
                                       =========                 ==========



NOTE 8.       ACCRUED EXPENSES

Accrued expenses consisted of the following:
                                    DECEMBER 31, 2001         DECEMBER 31, 2000
 Accrued network costs............     $  32,657                $   18,492
 Accrued payroll and payroll
     related benefits.............         2,905                     5,073
 Accrued collocation costs........         2,815                     5,136
 Accrued interest.................         3,228                     7,463
 Other............................         8,357                    15,106
                                        ---------                  --------
                                       $  49,962                  $ 51,270
                                        =========                  ========


NOTE 9.       LONG-TERM DEBT


Long-term debt outstanding consists of the following:

                                      DECEMBER 31, 2001      DECEMBER 31, 2000
 Term A loan................           $ 125,000               $   125,000
 Term B loan................             125,000                   125,000
 Subordinated notes.........             178,432                   180,000
 Revolver...................              45,000                    17,000
                                       ----------               ----------
 Long-term debt.............           $ 473,432               $  447,000
                                       ==========               ==========


Maturities of long-term debt are as follows for the years ending December 31:


  2003...............................................        $1,875
  2004...............................................         9,063
  2005...............................................        18,438
  2006...............................................        34,062
  Thereafter.........................................       413,280
                                                          ---------
  Total..............................................     $ 476,718
                                                          =========

In February 2000, in connection with the acquisition of EdgeNet, the Company entered into $2.4 million of promissory notes with the shareholders of EdgeNet. The promissory notes were converted into 132,148 shares of the Company's common stock in September 2000.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 In August 2000, the Company amended and restated its Credit Agreement (the "Second Amended Agreement"). The Second Amended Agreement, which terminates on eight and one-half years from August 1, 2000, provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. The Second Amended Agreement was used, in part, to finance the acquisition of US Xchange and will be used to finance capital expenditures and to provide working capital. Borrowings under the Second Amended Agreement are secured by substantially all of the assets of the Company and bear interest, at the Company's option, at either the LIBOR rate or the base rate (the higher of the prime interest rate or the federal funds rate plus 0.5 percent), with additional percentage points added based on the Company's leverage ratio, as defined in the Second Amended Agreement. In addition, the Company is also required to pay a commitment fee of 0.75 percent to 1.5 percent per annum based on the unutilized portion of the credit facility. At December 31, 2001, the weighted average floating interest rate and the weighted average fixed swapped interest rate on the senior credit facility were 6.46% and 10.79%, respectively.

The aggregate commitment under the Second Amended Agreement is reduced by 1.25 percent per quarter commencing on December 31, 2003 until September 30, 2004, by
2.50 percent per quarter commencing on December 31, 2004 until September 30, 2005, by 6.25 percent per quarter commencing on December 31, 2005 until September 30, 2006, and by 7.50 percent per quarter commencing on December 31, 2006 until termination of the loan on January 31, 2009. As of December 31, 2001, $55.0 million was available under the revolving credit facility.

The Second Amended Agreement revised certain covenants including total debt to contributed capital, minimum revenue, maximum earnings before interest, taxes, depreciation and amortization (EBITDA) losses, maximum capital expenditure levels, minimum asset coverage, leverage ratio, fixed charge ratio and interest coverage ratio, all as defined in the Amended Agreement. At December 31, 2001, the Company was in compliance with these covenants.

In August 2000, the Company entered into a $180.0 million unsecured subordinated debt facility which was a one-year overfunded facility. Upon draw down of the facility in November 2000, $30.0 million of the proceeds was credited into escrow to fund cash interest payments on the loan. This amount was reflected as restricted cash in the consolidated balance sheet. Morgan Stanley Senior Funding, a related party to the Company, was sole lead arranger for the subordinated debt facility. The one-year overfunded facility maturity date was November 9, 2001.

On the maturity date, the outstanding balance was redeemed with the issuance of subordinated notes. The redemption value was allocated between the subordinated notes and the related warrants issued, generating a discount on the subordinated notes of $3.4 million. This discount is being amortized over the nine-year term of the subordinated notes. During 2001, $80,000 of the discount was amortized. The subordinated notes mature on November 9, 2010.

The warrants were issued to purchase 1,890,294 shares of common stock. The warrants are exercisable at $2.25 per share of common stock and will expire on November 9, 2006.

As of December 31, 2001, $178.4 million of subordinated notes was outstanding. Interest will be payable quarterly based on LIBOR plus an applicable margin. The interest rate was 13.00% on December 31, 2001 and is fixed until November 2005. Interest on the notes is non-cash during the first four years of the notes term, increasing the principal balance for this period.

At December 31, 2001, the carrying value of the Company's debt obligations, excluding obligations under capital leases for indefeasible rights to use fiber, was $473.4 million and the fair value of those obligations was $488.5 million.

NOTE 10.      DERIVATIVE INSTRUMENTS

Under the Second Amended Agreement, the Company is required to enter into hedging agreements with respect to interest rate exposure with an aggregate notional amount equal to 50% of the outstanding borrowings once at least 50% of the aggregate commitment has been utilized. The Company uses interest rate swap agreements to reduce its exposure to interest rate changes. In August 2000 the Company entered into a swap contract related to $125.0 million borrowed on the term B loan. The swap expires in 2006 and is based on three-month LIBOR, which is fixed at 6.94%, plus an applicable margin. In June 2001 the Company entered into a swap contract related to $62.5 million borrowed on the term A loan. The swap expires in 2003 and is based on three-month LIBOR, which is fixed at 4.985%, plus an applicable margin. The differential to be received or paid under the interest rate swap agreements is recognized as a component of interest expense.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 2001, the notional principal amount of the interest rate swap agreements was $187.5 million expiring between 2003 and 2006. The fair value of the swap agreements was a liability of $13.5 million as of December 31, 2001. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.

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

Dividends accrue at the rate of 14.0% per annum, cumulative and compounded quarterly. Prior to August 1, 2005 (the fifth anniversary of the issue date) the Company may pay dividends in additional shares of Series A preferred stock or in cash, at the Company's option. Thereafter until maturity, dividends are to be paid in cash. The Series A preferred stock matures on August 1, 2012, at which time the Company must redeem the shares for their stated value plus any accrued and unpaid dividends. The Series A preferred stock is not redeemable by the Company prior to August 1, 2005. For redemptions of the Series A preferred stock between August 1, 2005 and the maturity date of August 1, 2012, the Company must pay a premium on amounts redeemed based on the following schedule:

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

At December 31, 2001 and 2000, $43.1 million and $11.8 million, respectively, in dividends were accrued and will be paid in additional shares of Series A cumulative redeemable preferred stock.

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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As the estimated fair value of the Company had exceeded the price at which ownership units of Choice One LLC had been sold to management employees since the formation of the Company and prior to the initial public offering, the Company had recognized deferred compensation of $4.4 million and $1.7 million at December 31, 1999 and 1998, respectively, of which $0.9 million, $2.1 million and $0.9 million had been amortized to expense during the years ended December 31, 2001, 2000 and 1999, respectively.

Upon the consummation of the initial public offering, the Company was required by generally accepted accounting principles to record the increase (based upon the valuation of the Common Stock implied by the equity offering) in the assets of Choice One LLC allocated to management as a $119.9 million increase in additional paid-in capital, with a corresponding increase in non-cash deferred compensation. The Company was required to record $62.4 million as initial non-cash, nonrecurring charge to operating expense and the remaining $57.5 million was recorded as a deferred management ownership allocation charge. The Company amortized $24.0 million and $21.1 million of the deferred charge during 2001 and 2000, respectively and will amortize $10.9 million during 2002, which is the period over which the Company has the right to repurchase the securities (at fair market value or the price paid by the employee, if that price is less than fair market value) in the event the management employee's employment with the Company is terminated.

In connection with the issuance of the Series A preferred stock, the Company issued warrants to the holders of the Series A preferred stock. The warrants to purchase 1,747,454 shares of the Company's common stock are exercisable in whole or in part at any time. The warrant exercise price is $0.01 per share of common stock. The warrants will expire on August 1, 2012.

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

In connection with the acquisition of US Xchange on August 1, 2000, the Company issued 6,207,663 shares to the sole shareholder and 535,296 of restricted shares to the employees of US Xchange. The restricted shares issued to the employees will vest over two years at 50% per annum. Since August 1, 2000, the Company has reacquired certain of these restricted shares from employees who have terminated their employment with the Company. These shares are classified as treasury stock in the accompanying financial statements. Deferred compensation related to the issuance of the restricted shares for $14.8 million was recorded to stockholders' equity of which $6.3 and $3.0 million was amortized during 2001 and 2000, respectively.

In connection with the purchase of certain assets from FairPoint Communications Solutions Corp. in December 2001, the Company issued 2,500,000 shares of common stock. The purchase price also includes contingent consideration of no more than 2,000,000 shares of the Company's common stock. The contingent consideration is to be determined within 120 days of December 19, 2001 based upon achievement of certain operational metrics.

In connection with the rollover of its subordinated debt, the Company issued warrants to purchase 1,890,294 shares of common stock at an exercise price of $2.25 per share of common stock. The warrants expire on November 9, 2006.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13. STOCK OPTION PLAN


In 1998, the Company's stockholders approved the 1998 Employee Stock Option Plan (the "1998 Plan"). The persons to whom options are granted, the number of shares granted to each and the period over which the options become exercisable are determined by the Employee Option Plan Administrative Committee. The options granted have a term of ten years and vest at equal rates over a four-year period. The total number of shares authorized under the 1998 Plan is 10,000,000, as amended in December 2001.

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

The Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the "disclosure-only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Had compensation cost for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, the Company's net loss would have increased to the pro forma amount indicated below for the years ended December 31, 2001, 2000 and 1999.

                              2001         2000         1999
                              ----         ----         ----
 Net loss as              $(248,771)   $ (216,852)  $ (32,475)
 reported...............
 Net loss pro             $(258,537)   $ (220,680)  $ (32,658)
 forma..................


Net loss per share, basic and diluted:
                              2001        2000          1999
                              ----        ----          ----
 As
 reported.................   $(7.23)    $ (7.11)       $(1.47)
 Pro
 forma....................   $(7.48)    $ (7.23)       $(1.48)


For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model:

                                  2001               2000              1999
                                  ----               ----              ----
  Dividend                     0.00 percent       0.00 percent     0.00 percent
  yield......................
  Expected volatility....... 129.70 percent     136.39 percent     0.00 percent
  Risk-free interest
  rate.......................  4.96 percent       5.99 percent     5.74 percent
  Expected
  life.......................       7 years            7 years          7 years


The weighted average grant date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $6.34, $17.28 and $12.09,
respectively. SFAS No. 123 has only been applied to options granted beginning August 12, 1998. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following is a summary of the activity in the Company's plans during the years ended December 31, 2001, 2000 and 1999:


                                           2001                              2000                         1999
                                           ----                              ----                         ----

                                                  WEIGHTED AVERAGE             WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                   SHARES          EXERCISE PRICE     SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
  Options outstanding,
   beginning of period.....    2,643,806              $15.52        605,202       $ 5.32         198,397      $ 2.82
  Options
   granted..................   2,474,994                6.84      2,314,378        18.23         492,333        5.92
  Options exercised........      (20,056)               5.36        (26,947)        3.36               -           -
  Options forfeited........     (726,405)              12.73       (248,827)       13.57         (85,528)       2.94
                             ------------                         ----------                    ---------
 Options outstanding,
   end of  period..........    4,372,339                9.82      2,643,806        15.52         605,202        5.32
                             ============                         ==========                    =========
 Options exercisable.......      713,891               12.54        207,344         4.94               -           -


The weighted-average remaining contractual life of options outstanding was 8.9 years, with exercise prices ranging from $1.34 to $40.81, as of December 31, 2001. None of the options expired during 2001, 2000 and 1999.


Options outstanding as of December 31, 2001 consisted of the following:

                                      OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                  ----------------------------------------------------------------------------------------------------


                                WEIGHTED-AVERAGE
                                    REMAINING
RANGE OF EXERCISE   NUMBER OF    CONTRACTUAL LIFE       WEIGHTED-AVERAGE      NUMBER OF        WEIGHTED-AVERAGE
         ---------               ----------------
      PRICES          SHARES                        EXERCISE PRICE PER SHARE    SHARES     EXERCISE PRICE PER SHARE
      ------          ---------                     ------------------------    ------     ------------------------
  $ 1.34 to $1.63        197,220       9.8 years            $  1.62                    -        $      -
    2.82 to  4.00        277,431       7.0                     3.20              164,810            3.13
    5.30 to  7.52      2,377,463       9.3                     6.33              197,786            6.65
    9.31 to 12.19        507,488       8.7                    10.57              103,069           10.99
   14.48 to 20.00        374,695       8.8                    16.19               58,411           16.70
   28.25 to 40.81        638,042       8.5                    32.79              189,815           32.38
                      ----------                                                 -------
   $1.34 to 40.81      4,372,339       8.9                     9.82              713,891           12.54
                      ==========                                                 =======


As the estimated fair market value of the Company's stock exceeded the exercise price of certain options granted, the Company has recognized total gross deferred compensation expense of $6,089, $7,507 and $6,466 at December 31, 2001, 2000 and 1999, respectively, of which $1,322, $1,860 and $1,115 has been amortized to expense during the years ended December 31, 2001, 2000 and 1999, respectively. The deferred compensation is amortized to expense over the vesting period of the options.

NOTE 14. INCOME TAXES


The Company had approximately $211,177 and $125,346 of net operating loss carryforwards for federal income tax purposes at December 31, 2001 and 2000, respectively. The net operating loss carryforwards will expire in the years 2021 and 2020, respectively, if not previously utilized. Application of Internal Revenue Code section 382 may limit the utilization of the net operating loss carryforward. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2001 and 2000, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The deferred tax asset is comprised of the following at December 31:

                                                         2001          2000
                                                         ----          ----
         Intangible assets.......................  $  (17,125)    $ (11,527)
         Accelerated depreciation................      (1,263)       (1,017)
         Start-up and other capitalized
         costs...................................       1,312         1,768
         Net operating loss
         carryforwards...........................     124,408        53,613
         Compensation related
         adjustments.............................       1,097         1,012
         Less: valuation
         allowance...............................    (108,429)      (43,849)
                                                   -----------    ----------
         Net deferred tax
         asset...................................  $         -    $        -
                                                   ===========    ==========



Under existing tax law, all operating expenses incurred prior to a company commencing its principal operations are capitalized and amortized over a 60-month period for tax purposes.

NOTE 15. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

During 2001, the Company executed capital leases for the indefeasible rights to use fiber, with a related party, in the amount of $11.3 million. The leases covered fiber deployed in Albany, Buffalo, Rochester and Syracuse, New York.

In December 2001, the Company acquired certain network assets from FairPoint Communications Solutions Corp. through the issuance of 2,500,000 shares of common stock in the amount of $8.8 million, based on the stock price on the closing date. In addition, as part of the transaction, the Company purchased the retail accounts receivable of FairPoint Communications Solutions Corp. The total cash consideration for the transaction was $5.7 million.

NOTE 16. RELATED PARTIES


The Company entered into a master facilities agreement with FiberTech, LLC. ("FiberTech"), (formerly Fiber Technologies, LLC.) a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides the Company with a 20-year indefeasible right to use (IRU) fiber without electronics in 13 of Choice One's market cities.

In addition to the master facilities agreement, the Company made a minority equity investment in FiberTech, in return for which the Company has the right to appoint one representative to its board of managers, and has a vote in determining the new markets in which FiberTech will develop and build local loops. The Company's Chief Executive Officer and Chairman serves on FiberTech's Board of Managers.

In addition, Fleet Equity Partners, a related party to the Company, has a significant equity investment in FiberTech.

Morgan Stanley Dean Witter Capital Partners, a related party to the Company, purchased 200,000 shares of the Company's series A senior cumulative preferred stock on August 1, 2000.

Morgan Stanley Senior Funding, a related party to the Company, was sole lead arranger and one of the lenders for the Company's subordinated notes and was one of the lenders for the Company's senior credit facility.

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

 In August 2001, the Company loaned an aggregate of $2.2 million to its chief executive officer and top four executives. The loans bear interest at a rate of 5.72% and have a term of three years (subject to acceleration in the event of termination of employment). The loans are secured by 100% of the common stock owned by the respective executives.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 17. COMMITMENTS AND CONTINGENCIES


OPERATING LEASE AGREEMENTS

The Company leases office space and certain other equipment under various operating leases that expire through 2010. The minimum aggregate payments under noncancelable leases are as follows for the years ending December 31:

          2002...................................       7,296
          2003...................................       6,215
          2004...................................       5,292
          2005...................................       4,446
          2006...................................       4,466
          Thereafter.............................      14,207
                                                   ----------
                                                    $  41,922


Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $7,659, $4,275 and $1,111, respectively.


     401(K) PLAN

The Company provides a defined contribution 401(k) plan to substantially all of its employees meeting certain service and eligibility requirements. The Company pays a monthly matching contribution equal to 50 percent of the employees' contributions up to a maximum of 6 percent of their eligible compensation. The matching contribution vests 20% per year beginning after the first year of employment. Plan expenses were approximately $1,343, $766 and $224 during the years ended December 31, 2001, 2000 and 1999, respectively.

     ANNUAL INCENTIVE PLAN

All full-time noncommissioned Choice One employees are eligible to participate in the Company's bonus. The total amount included in operations for these incentive bonuses was approximately $1,541, $3,355 and $748 during the years ended December 31, 2001, 2000 and 1999, respectively.


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

In 2000, the Company amended its three-year general agreement with Lucent Technologies, Inc. ("Lucent") establishing terms and conditions for the purchase of Lucent products, services and licensed materials. The agreement required the Company to purchase a minimum of $100.0 million of Lucent products, services and licensed materials. If the Company fails to purchase the minimum requirements, an additional price premium is charged. As of December 31, 2001, the Company had met its commitment under the agreement with Lucent.

In 2000, the Company entered into a master facilities agreement with FiberTech. The agreement provides the Company with a 20-year indefeasible right to use fiber without electronics in 13 of Choice One's market cities. The Company has committed to four fibers in each cable in the 13 cities. The Company's commitment could be up to $85.0 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 18. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. On January 1, 2001, the Company is required to adopt this standard for business combinations for which the acquisition date was before July 1, 2001. The Company's management does not expect the adoption of SFAS No. 141 to have a material impact on the Company's financial results.

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". The Company will adopt this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized. The Company's goodwill amortization for the year ended December 31, 2001 was $33.0 million. This standard also requires that goodwill and acquired intangible assets with indefinite lives be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company's management is continuing to evaluate the impact of adoption of this standard on the Company's financial results.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, (SFAS No. 143), "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company will adopt this standard effective January 1, 2003. The Company's management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial results.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard effective January 1, 2002. The Company's management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial results.

NOTE 19.          SUBSEQUENT EVENTS


In March 2002, the holders of the Company's Series A senior cumulative preferred stock agreed to irrevocably waive certain of their redemption rights with respect to 60,000 shares of Series A preferred stock (shares covered by such waiver are described herein as non-redeemable Series A preferred stock and all other shares are described as redeemable Series A preferred stock). The redemption rights being waived include the mandatory redemption on the maturity date of August 1, 2012 and the mandatory redemption for cash upon a change in control. In consideration for the irrevocable waiver of these redemption rights, the holders were granted warrants to purchase shares of the Company's common stock. The holders will be granted additional warrants if the Company has not terminated the waiver on or before December 31, 2003.

As consideration for the waiver, the Company issued to parties who granted the waiver, warrants to purchase 1,177,015 shares of common stock at an exercise price of $1.64 per share. The warrants vest 40 percent on the date of issuance and then 20 percent each on October 1, 2002, January 1, 2003 and April 1, 2003. Beginning on January 1, 2004, additional warrants to purchase 235,403 shares of common stock for $0.01 per share will be issued annually until the Company elects to terminate the waiver. All warrants would expire five years after the Company has elected to terminate the waiver.

The Company may elect, at its sole discretion, to terminate the waiver at any time. In the event that the Company elects to terminate the waiver, all unvested warrants would expire and no additional warrants would be granted.

Regular dividends on both the redeemable Series A and non-redeemable Series A preferred stock remain unchanged from that described in Note
11 above. Under certain circumstances, unless the Company at its sole discretion chooses not to terminate the waiver, the dividend rate on the non-redeemable Series A preferred stock would increase from 14.0% to such percentage as would result in an effective dividend on shares of the non-redeemable Series A preferred stock to increase 20.0%.
The events that would trigger the increase include the waiver not having been terminated by August 1, 2012, a redemption of any of the redeemable Series A preferred stock, the continuance of a delisting event from the Nasdaq National Market for more than 30 days (or 90 days under some circumstances), and the inclusion of a going concern qualification in the Company's annual audit if the average of the closing price of the Company's common stock is below $3.00 for the 10 trading days after the release of the annual financial statements including such qualification.

In the event of a change in control, the Company may redeem the non-redeemable Series A preferred stock for cash in the amount of 101% of its liquidation preference plus accrued and unpaid dividends. If the Company does not redeem the non-redeemable Series A preferred stock for cash, the Company is obligated to make an offer to exchange such stock for shares of the Company's common stock. The Company intends to exchange the non-redeemable Series A preferred stock for common stock in the event of a change in control, and has the unconditional right to do so. The number of shares of common stock issued in an event of change in control, would not exceed the number of then authorized, but not issued or reserved for issuance, shares of the Company's common stock, and any shares of non-redeemable Series A preferred stock that cannot be redeemed because there are insufficient shares of common stock available will remain outstanding and the Company will have no obligation to redeem or exchange them.

The following unaudited pro forma condensed consolidated balance sheet is presented after giving effect to the above subsequent transaction, as if the transaction had occurred on December 31, 2001. The unaudited pro forma balance sheet is based upon currently available information and upon certain assumptions that the Company believes are reasonable. In March
2002, the Company declared the dividends due on its redeemable Series A preferred stock through March 31, 2002 and issued such dividend in the form of 51,588 shares of redeemable Series A preferred stock on March 31, 2002.
The pro forma balance sheet assumes the modification of $43.1 million in declared dividends on the redeemable Series A preferred stock to 43,080 shares of non-redeemable Series A non-redeemable preferred stock. It also assumes the modification of $8.4 million of redeemable Series A preferred stock to 8,412 shares of Series A non-redeemable preferred stock. The value of the non-redeemable Series A preferred stock was discounted due to the related warrants issued to purchase 1,177,015 shares of common stock. An additional $8.5 million of the Series A redeemable preferred stock representing the dividends paid for the first quarter of 2002 was modified to 8,508 shares of non-redeemable Series A preferred stock. These dividends for the first quarter of 2002 are not included in the pro forma condensed consolidated balance sheet as of December 31, 2001.


                              Pro forma Year Ended
                                December 31, 2001
             (amounts in thousands, except share and per share data)

Cash                                                                $   14,415
Other current assets                                                    42,149
Property and equipment, net                                            361,768
Other assets, net                                                      348,246
                                                                    ----------
Total assets                                                        $  766,578
                                                                    ==========

Current liabilities                                                 $   62,901
Long-term liabilities                                                  499,466

Redeemable Series A preferred stock, $0.01 par value,
   4,940,000   authorized; 148,508 shares issued and
   outstanding,($158,904 liquidation value at December 31, 2001)       149,288

Stockholders' Equity
Non-redeemable Series A preferred stock, $0.01 par value,
     60,000 authorized; 51,492 shares issued and outstanding,
     ($55,096 liquidation value at December 31, 2001)                   49,813
Common stock                                                               404
Treasury stock                                                            (480)
Additional paid-in capital                                             538,738
Deferred compensation                                                  (16,896)
Accumulated deficit                                                   (503,172)
Accumulated other comprehensive loss                                   (13,484)
                                                                    ----------
Total stockholders' equity                                           $  54,923
                                                                    ----------
Total liabilities and stockholders' equity                           $ 766,578
                                                                    ==========

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        1ST QUARTER 2ND QUARTER  3RD QUARTER  4TH QUARTER

2001
Revenue                                   $34,850     $41,751     $48,792     $56,205
Loss from operations                      (52,681)    (52,093)    (47,947)    (44,844)
Net loss applicable to common
stockholders                              (74,068)    (74,010)    (70,601)    (68,349)
Basic and diluted net loss per share      $(1.96)     $(1.87)     $(1.78)     $(1.71)

                                                                                 2000
Revenue                                    $6,790     $10,411     $21,354     $29,527
Loss from operations                      (80,618)    (24,948)    (44,372)    (52,362)
Net loss applicable to common
stockholders                              (81,656)    (25,018)    (53,710)    (70,688)
Basic and diluted net loss per share       $(3.10)     $(0.81)     $(1.50)     $(1.87)

                                                                                 1999
Revenue                                        $2        $152        $793      $3,571
Loss from operations                       (4,187)     (6,196)     (8,856)    (11,227)
Net loss applicable to common
stockholders                               (4,447)     (6,523)     (9,101)    (12,277)
Basic and diluted net loss per share       $(0.21)     $(0.31)     $(0.41)     $(0.56)



                         CHOICE ONE COMMUNICATIONS INC.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

--------------------------------------- ------------------- --------------------------------- --------------- -----------------
                                                                       Additions
--------------------------------------- ------------------- --------------------------------- --------------- -----------------
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
                                        December 31, 2000    Charged to    Charged to other     Deductions      December 31,
                                                              expense          accounts                             2001
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
Allowance for doubtful accounts         $ 2,372              $  2,756      $ 1,113             $ 2,952         $  3,289
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
Deferred tax valuation allowance        $43,849              $ 64,580       $    -            $      -         $108,429
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------




--------------------------------------- ------------------- ------------  ------------------  --------------- -----------------
                                                                       Additions
--------------------------------------- ------------------- ------------- ------------------  --------------- -----------------
--------------------------------------- ------------------- ------------- ------------------  --------------- -----------------
                                        December 31, 1999    Charged to    Charged to other     Deductions      December 31,
                                                              expense          accounts                             2000
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
Allowance for doubtful accounts         $    86              $    981       $ 2,663             $ 1,358         $  2,372
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------
Deferred tax valuation allowance        $11,902              $ 31,947       $     -             $     -         $ 43,849
--------------------------------------- ------------------- ------------- ------------------- --------------- -----------------

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2002

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


              NAME                              TITLE                  DATE

  /S/  Steve M. Dubnik         Chairman, President and           April 1 , 2002
  --------------------------   ChiefExecutive Officer
       Steve M. Dubnik         (Principal Executive Officer)

  /S/  Ajay Sabherwal          Executive Vice President and       April 1, 2002
  --------------------------   Chief Financial Officer
       Ajay Sabherwal          (PrincipalFinancial and
                               Accounting Officer)

  /S/  John B. Ehrendranz      Director                           April 1, 2002
 ----------------------------
       John B. Ehrenkranz

  /S/  Bruce M. Hernandez      Director                           April 1, 2002
 ----------------------------
       Bruce M. Hernandez

  /S/  Howard Hoffen           Director                           April 1, 2002
  ---------------------------
       Howard Hoffen

  /S/  Robert M. Van Degna     Director                           April 1, 2002
  ---------------------------
       Robert M. Van Degna

  /S/  Royce J. Holland        Director                           April 1, 2002
  ---------------------------
       Royce J. Holland

  /S/  Richard Postma          Director                           April 1, 2002
  ---------------------------
       Richard Postma

  /S/  James S. Hoch           Director                           April 1, 2002
  ---------------------------
       James S. Hoch




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


     10.2        Amendment No. 1 to the 1998 Management Stock          Incorporated  by reference  from Exhibit 4.4 to
                 Incentive Plan of Choice One Communications Inc.      the  December   21,  2001  S-8  located   under
                 (May 2000 Restatement)                                Securities  and  Exchange  Commission  File No.
                                                                       333-75712

     10.3        1999 Directors' Stock Incentive Plan of Choice One    Incorporated  by reference  from Exhibit 4.1 to
                 Communications Inc.                                   the   September  29,  2000  S-8  located  under
                                                                       Securities  and  Exchange  Commission  File No.
                                                                       333-47008

     10.4        Transaction Agreement, dated as of July 8, 1998,      Incorporated  by reference from Exhibit 10.3 to
                 among Choice One Communications Inc., Choice One      the February 2000 Registration Statement
                 Communications L.L.C. and holders of Investor
                 Equity and Management Equity

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

     10.11       Amendment No. 7 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.2 to
                 Transaction Agreement, dated as of July 8, 1998,      the Company's 8-K filed on August 10, 2000
                 among Choice One Communications Inc., Choice One
                 Communications L.L.C and holders of Investor Equity
                 and Management Equity

     10.12       Amendment No. 8 dated as of December 20, 2000 to      Incorporated by reference from Exhibit 10.11
                 Transaction Agreement, dated as of July 8, 1998,      to the Company's 10-K filed on March 6, 2001
                 among Choice One Communications Inc., Choice One
                 Communications L.L.C and holders of Investor Equity
                 and Management Equity

     10.13       Amendment No. 9 dated as of March 13, 2001 to         Incorporated by reference from Exhibit 10.12
                 Transaction Agreement, dated as of July 8, 1998,      to the Company's 10-Q filed on August 14, 2001
                 among Choice One Communications Inc., Choice One
                 Communications L.L.C. and holders of Investor
                 Equity and Management Equity

     10.14       Amendment No. 10 dated as of June 21, 2001 to         Incorporated by reference from Exhibit 10.12
                 Transaction Agreement, dated as of July 8, 1998,      to the Company's 10-Q filed on August 14, 2001
                 among Choice One Communications Inc., Choice One
                 Communications L.L.C. and holders of Investor
                 Equity and Management Equity

     10.15       Amendment No. 10 dated as of November 9, 2001 to      Filed herewith
                 Transaction Agreement, dated as of July 8, 1998,
                 among Choice One Communications Inc., Choice One
                 Communications L.L.C. and holders of Investor
                 Equity and Management Equity (this Amendment No. 10
                 is a distinct and separate amendment from the
                 Amendment No. 10 dated June 21, 2001 referenced in
                 Exhibit 10.14 above)

     10.16       Amendment No. 11 dated as of December 19, 2001 to     Filed herewith
                 Transaction Agreement, dated as of July 8, 1998,
                 among Choice One Communications Inc., Choice One
                 Communications L.L.C. and holders of Investor
                 Equity and Management Equity

     10.17       Registration Rights Agreement dated as of July 8,     Incorporated by reference from Exhibit 10.10
                 1998, among Choice One Communications Inc., the       to the February 2000 Registration Statement
                 Investor Holders and the Management Holders


     10.18       Amendment No. 1 dated as of February 18, 1999 to      Incorporated by reference from Exhibit 10.11
                 Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
                 1998, among Choice One Communications Inc., the
                 Investor Holders and the Management Holders

     10.19       Amendment No. 2 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.12
                 Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
                 1998, among Choice One Communications Inc., the
                 Investor Holders and the Management Holders

     10.20       Amendment No. 3 dated as of June 30, 1999 to          Incorporated by reference from Exhibit 10.13
                 Registration Rights Agreement dated as of July 8,     to the February 2000 Registration Statement
                 1998, among Choice One Communications Inc., the
                 Investor Holders and the Management Holders

     10.21       Amendment No. 4 dated as of August 1, 2000 to         Incorporated by reference from Exhibit 10.1 to
                 Registration Rights Agreement dated as of July 8,     the Company's 8-K filed on August 10, 2000
                 1998, among Choice One Communications Inc., the
                 Investor Holders and the Management Holders

     10.22       Amendment No. 5 dated as of November 9, 2001 to       Filed herewith
                 Registration Rights Agreement dated as of July 8,
                 1998, among Choice One Communications Inc., the
                 Investor Holders and the Management Holders

     10.23       Debt Registration Rights Agreement dated as of        Filed herewith
                 November 9, 2001 among Choice One Communications
                 Inc., Morgan Stanley Senior Funding, Inc., First
                 Union Investors and CIBC Inc.

     10.24       Equity Registration Rights Agreement dated as of      Filed herewith
                 November 9, 2001 among Choice One Communications
                 Inc., Morgan Stanley Senior Funding, Inc., First
                 Union Investors and CIBC Inc.

     10.25       Investor Rights Agreement dated as of December 19,    Filed herewith
                 2001 between FairPoint Communications Solutions
                 Corp. and Choice One Communications Inc.

     10.26       Form of Executive Purchase Agreement dated July 8,    Incorporated by reference from Exhibit 10.14
                 1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
                 Choice One Communications L.L.C. and Certain
                 Executives of the Registrant

     10.27       Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.15
                 1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
                 Choice One Communications L.L.C. and Steve M. Dubnik

     10.28       Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.16
                 1998 among the Choice One Communication Inc.,         to the December 1995 Registration   Statement
                 Choice One Communications L.L.C. and Mae Squire-Dow

     10.29       Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.17
                 1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
                 Choice One Communications L.L.C. and Philip Yawman


     10.30       Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.18
                 1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
                 Choice One Communications L.L.C. and Kevin Dickens

     10.31       Executive Purchase Agreement dated as of July 8,      Incorporated by reference from Exhibit 10.19
                 1998 among the Choice One Communication Inc.,         to the February 2000 Registration Statement
                 Choice One Communications L.L.C. and Ajay Sabherwal

     10.32       Second Amended and Restated Credit Agreement dated    Incorporated by reference from Exhibit 10.8 to
                 as of August 1, 2000 among the Registrant as          the Company's 8-K filed on August 10, 2000
                 Guarantor, subsidiaries of the Registrant, as
                 Borrowers, First Union Investors, Inc., as
                 Administrative Agent, General Electric Capital
                 Corporation, as Syndication Agent, and Morgan
                 Stanley Senior Funding, Inc. as Documentation Agent
                 and the lenders thereto

     10.33       Amendment to the Second Amended and Restated Credit   Incorporated by reference from Exhibit 10.1 to
                 Agreement dated as of March 31, 2001 among the        the Company's S-3 Registration Statement filed
                 Registrant as Guarantor, subsidiaries of the          on May 7, 2001
                 Registrant, as Borrowers, First Union Investors,
                 Inc., as Administrative Agent, General Electric
                 Capital Corporation, as Syndication Agent, and
                 Morgan Stanley Senior Funding, Inc. as
                 Documentation Agent and the lenders thereto

     10.34       Amendment to the Second Amended and Restated Credit   Incorporated by reference from Exhibit 10.1 to
                 Agreement dated as of August 24, 2001 among the       the Company's Form 8-K filed on September 5,
                 Registrant as Guarantor, subsidiaries of the          2001
                 Registrant, as Borrowers, First Union Investors,
                 Inc., as Administrative Agent, General Electric
                 Capital Corporation, as Syndication Agent, and
                 Morgan Stanley Senior Funding, Inc. as
                 Documentation Agent and the lenders thereto

     10.35       Lease between the Registrant and                      Incorporated by reference from Exhibit 10.21
                 Bendersen-Rochester Associates, LLC dated October     to the February 2000 Registration Statement
                 14, 1998, as amended

     10.36       Unit Purchase Agreement dated as of October 21,       Incorporated by reference from Exhibit 10.22
                 1999 among the Registrant, Atlantic Connections       to the February 2000 Registration Statement
                 L.L.C., ACL Telecommunications, LTD., Paul Cissel,
                 Antonio Lopez, Jr. and North Atlantic Venture Fund
                 II, L.P

     10.37       General Agreement between the Registrant and          Incorporated by reference from Exhibit 3.1 to
                 Lucent Technologies effective as of July 17, 1999,    the Company's 10-Q for the quarter ended June 30, 2000
                 as amended


     10.38       Service Bureau Agreement between the Registrant and   Incorporated by reference from Exhibit 10.24
                 Saville Systems Inc. effective September 30, 1998     to the February 2000 Registration Statement

     10.39       Agreement and Plan of Merger by and among Choice      Incorporated by reference from Exhibit 99.2 to
                 One Communications Inc., Barter Acquisition           the Company's 8-K/A filed on May 16, 2000
                 Corporation, US Xchange, Inc. and the Stockholder
                 of US Xchange, Inc. dated as of May 14, 2000

     10.40       Securities Purchase Agreement dated as of August 1,   Incorporated by reference from Exhibit 10.7 to
                 2000 among Morgan Stanley Dean Witter Capital         the Company's 8-K filed on August 10, 2000
                 Partners IV, L.P., Morgan Stanley Dean Witter
                 Capital Partners IV 892 Investors, L.P., Morgan
                 Stanley Dean Witter Capital Investors IV, L.P., and
                 Choice One Communications Inc. relating to the
                 purchase and sale of securities of Choice One
                 Communications Inc.

     10.41       Warrants to purchase shares of Common Stock of        Incorporated by reference from Exhibit 10.4,
                 Choice One Communications Inc.                        10.5 and 10.6 to the Company's 8-K filed on
                                                                       August 10, 2000

     10.42       Warrants to Purchase 945,147 Shares of Common Stock   Filed herewith
                 of Choice One Communications Inc. for Morgan
                 Stanley & Co. Incorporated

     10.43       Warrants to Purchase 472,573 Shares of Common Stock   Filed herewith
                 of Choice One Communications Inc. for First Union
                 Investors, Inc.

     10.44       Warrants to Purchase 472,573 Shares of Common Stock   Filed herewith
                 of Choice One Communications Inc. for CIBC Inc.

     10.45       Bridge Financing Agreement dated as of August 1,      Incorporated by reference from Exhibit 10.3 to
                 2000 among Choice One Communications Inc., the        the Company's 8-K filed on August 10, 2000
                 Lenders party hereto, and Morgan Stanley Senior
                 Funding, Inc., as Administrative Agent

     10.46       Form of Rollover Note for the Bridge Financing        Filed herewith
                 Agreement dated as of August 1, 2000 among Choice
                 One Communications Inc., the Lenders party hereto,
                 and Morgan Stanley Senior Funding, Inc., as
                 Administrative Agent

     10.47       Fiber Optic Agreement and Grant of IRU dated          Incorporated by reference from Exhibit 10.9 to
                 August 1, 2000 by and between Choice One              the Company's 8-K filed on August 10, 2000
                 Communications Inc. and RVP Fiber Company, L.L.C.


     10.48       Form of Executive Employment Agreement between        Incorporated by reference from Exhibit 10.10
                 former executives of US Xchange, Inc. and Choice      to the Company's 8-K filed on August 10, 2000
                 One Communications Inc.

     10.49       Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1 to
                 Technologies Operating Company, LLC and Choice One    the Company's 10-Q for the quarter ended June
                 Communications Inc. dated as of May 31,  2000 *       30, 2000




     10.50       Addendum Number One 5ESS(R)Switch and Transmission    Incorporated by reference from Exhibit 10.1 to
                 Systems Purchase Agreement between Choice One         the Company's 10-Q for the quarter ended March
                 Communications Inc. and Lucent Technologies Inc.      31, 2000
                 dated as of January 1, 2000 **

     10.51       Choice One Communications Inc. 401(K) Plan            Incorporated by reference from Exhibit 4.3 to
                                                                       the October 23, 2000 S-8 located under
                                                                       Securities and Exchange Commission File No.
                                                                       333-48430


     10.52       Amendment No.1 and No. 2 to the Choice One            Incorporated by reference from Exhibit 4.4 to
                 Communications Inc. 401(K) Plan                       the December 21, 2001 S-8 located under
                                                                       Securities and Exchange Commission File No.
                                                                       333-75710

     10.53       Network Transition Agreement dated as of November     Filed herewith
                 7, 2001 between FairPoint Communications Solutions
                 Corp., Choice One Communications Inc. and selected
                 subsidiaries of Choice One Communications Inc.

     21.1        Subsidiaries of Choice One Communication Inc.         Filed herewith

     23.2        Consent of Arthur Andersen LLP, independent public    Filed herewith
                 accountants

     99.1        Letter to the Securities and Exchange Commission      Filed herewith
                 pursuant to Temporary Note 3T

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

EXHIBIT 21.1

List of Subsidiaries

1.       Choice One Communications International Inc.
2.       Choice One Communications of New York Inc.
3.       Choice One Communications of Pennsylvania Inc.
4.       Choice One Communications of Ohio Inc.
5.       Choice One Communications of Vermont Inc.
6.       Choice One Communications of Connecticut Inc.
7.       Choice One Communications of Massachusetts Inc.
8.       Choice One Communications of Rhode Island Inc.
9.       Choice One Communications of Maine Inc.
10.      Choice One of New Hampshire Inc.
11.      Choice One OnLine Inc.
12.      Choice One Communications of Virginia Inc.
13.      US Xchange, Inc.
14.      US Xchange of Michigan, L.L.C.
15.      US Xchange of Indiana, L.L.C.
16.      US Xchange of Illinois, L.L.C.
17.      US Xchange of Wisconsin, L.L.C.
18.      Choice One Communcations Services Inc.

EXHIBIT 23.2







                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 File Nos. 333-30862, 333-47002, 333-47008, 333-48430, 333-75710 and 333-75712, and Form S-3 File No. 333-60350.


                                                        /S/ ARTHUR ANDERSEN LLP


Rochester, New York
April 1, 2002

EXHIBIT 99.1



Choice One Communications Inc.
100 Chestnut Street
Suite 700
Rochester, New York 14604


LETTER TO COMMISSION PURSUANT TO TEMPORARY NOTE 3T

April 1, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549-0408

Ladies and Gentlemen:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Choice One Communications Inc. has obtained a letter of representation from Arthur Andersen LLP (Andersen) stating that the December 31, 2001 audit was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates of Andersen is not relevant to this audit.


CHOICE ONE COMMUNICATIONS INC.


/S/ AJAY SABHERWAL


Ajay Sabherwal
Executive Vice President and Chief Financial Officer