Form 10-Q
period 2002-03-31
CHOICE ONE COMMUNICATIONS INC
filed 2002-05-15
CIK 1091953

QUARTERLY REPORT ON FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

          100 CHESTNUT STREET, SUITE 600, ROCHESTER, NEW YORK 14604-2417
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (716) 246-4231
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes  X    No
                                      _____    _____

As of April 30, 2002, there were outstanding 40,531,203 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.       FINANCIAL INFORMATION

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................1

              Quantitative and Qualitative Disclosures about Market Risk.....12

              Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001..............................................13

              Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and March 31, 2001.................14

              Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2002 and March 31, 2001.................15

              Notes to Condensed Consolidated Financial Statements...........16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................24

Item 2.       Changes in Securities and Use of Proceeds......................24

Item 3.       Defaults Upon Senior Securities................................24

Item 4.       Submission of Matters to a Vote of Security Holders............24

Item 5.       Other Information..............................................24

Item 6.       Exhibits and Reports on Form 8-K...............................24

Signatures...................................................................25


                                      (i)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. Our offerings include local exchange and long distance service, high-speed data and Internet services, and web hosting and design services.

         We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of March 31, 2002, we have connected 89% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

         We offer telecommunications services in 30 markets. The table below provides selected key operational data as of:

                                      March 31, 2002        March 31, 2001

    Markets served                          30                    26

    Number of switches-voice                26                    24

    Number of switches-data                 63                    54

    Total central office collocations       528                   423

    Estimated addressable market
    (Business lines)                        5.7 million           4.3 million

    Lines in service-total                  430,095               210,765

    Lines in service-voice                  416,302               205,009

    Lines in service-data                   13,793                5,765

    Total employees                         1,820                 1,446

    Direct sales employees                  541                   331

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

          Adjusted EBITDA was the following for the three months ended:

(in thousands)               March 31,         December 31,          March 31,
                               2002               2001                 2001
                           ---------------------------------------------------
Loss from operations        $(32,960)           $(44,844)           $(52,681)
Depreciation &
     amortization             16,174              24,468              20,761
Non-cash deferred
     compensation              2,109               1,214               2,429
Non-cash management
     ownership allocation      5,367               4,871               6,511
                             --------           --------            --------

Adjusted EBITDA             $ (9,310)          $ (14,291)          $ (22,980)
                            =========          ==========          ==========

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO MARCH 31, 2001

Revenue

         We generated $70.6 million in revenue during the three months ended March 31, 2002. This represents a 102.6% increase compared to revenue for the three months ended March 31, 2001 and a 25.6% increase compared to the three months ended December 31, 2001. The increase from the same quarter a year ago is attributable to an increase in markets served (4) and in the number of lines in service (219,330). The increase from the fourth quarter of 2001 is related to the increase in number of lines in service and the full quarter impact of the lines acquired from FairPoint Communications Solutions Corp. (FairPoint) on December 19, 2001. At March 31, 2002, we had a total installed base of 430,095 lines, as compared with 210,765 lines at March 31, 2001.

         Revenue was generated principally from local calling services, long distance services, DSL and other data services, as well as e-services, including web design and hosting services. Revenue growth for local and long distance services is principally generated from capturing market share from other service providers. We have benefited and continue to benefit from the declining number of competitors in our market footprint.

         We expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our customers, and revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in 2002 as we increase our client base, but on a declining per unit basis. Beyond 2002, access is expected to continue to decline on a per unit basis as the Federal Communications Commission's benchmark for established interstate access rates declines. Reciprocal compensation is also expected to decline beyond 2002.


         The market for high-speed data communications services and Internet access is rapidly growing and intensely competitive. We offer data services in all 30 of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments, a significant market we believe is currently underserved. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services.

         Our churn for the three months ended March 31, 2002, of our facilities-based business clients, increased slightly to an average of 1.3% per month. The increase in the first quarter of 2002 from the historical average of approximately 1% per month resulted from the migration to our network of the lines acquired from FairPoint in December 2001. Our churn levels continue to compare favorably to the significant churn of customers within the telecommunications industry. We seek to minimize churn by providing superior customer care, by offering a competitively priced portfolio of local, long distance and Internet services, and by focusing on offering our own facilities-based services.

Network Costs

         Network costs for the three months ended March 31, 2002 were $42.2 million representing a 62.4% increase compared to network costs for the three months ended March 31, 2001; and a 22.8% increase compared to network costs for the three months ended December 31, 2001.

         The increase in network costs from the same period a year ago is consistent with the deployment of our networks and the increase in number of lines in service. We have increased our markets from 26 to 30, added 105 collocation sites and grown lines in service 104.1% to 430,095 from 210,765. The increase in network costs from the fourth quarter of 2001 is related to the increase in number of lines in service and the full quarter impact of the costs of the network and lines acquired from FairPoint on December 19, 2001. Network costs increased at a slower rate than revenue which reflects the network efficiencies realized with the rapidly growing installed base of lines and benefits of fiber in the network.

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

         We lease fiber capacity in certain markets when economically justified by traffic volume growth in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company. Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to improve gross margins and enhance the quality and reliability of our network which strengthens our competitive advantage in the markets.


         We have taken possession of fiber networks in Pittsburgh, Pennsylvania and Indianapolis, Indiana, from Fibertech Networks, bringing to 14 the number of markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 7 markets across our footprint. Our operational fiber network now consists of 1,666 operational route miles of intra- and inter-city fiber miles. Once complete, our fiber network will consist of approximately 1,900 intra-city fiber miles and 1,700 inter-city fiber miles.

Gross Margin

         During the three months ended March 31, 2002 and 2001, we achieved gross profit (revenue less direct network costs) of $28.4 million, or 40.2% of revenue, and $8.9 million, or 25.4% of revenue, respectively. Gross profit increased 30.3% from the three months ended December 31, 2001, from $21.8 million, or 38.9% of revenue.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended March 31, 2002 were $45.2 million compared to selling, general and administrative expenses of $40.8 million and $42.2 million during the three months ended March 31, 2001 and December 31, 2001, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses increased from $31.8 million during the three months ended March 31, 2001 to $37.7 million during the three months ended March 31, 2002. For the three months ended December 31, 2001, selling, general and administrative expenses excluding non-cash deferred compensation and management allocation was $36.1 million.

         Excluding non-cash deferred compensation and management ownership allocation charges, the increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related growth in number of employees. The increase over the three months ended December 31, 2001 was 4.4% as compared to revenue growth of 25.6% during the same period as we achieved economies of scale in our operations. The dollar increase over fourth quarter 2001 resulted primarily from growth in sales employees to provide additional coverage in the markets, the transition expenses related to the migration of FairPoint lines to our network and billing platforms and the write off of accounts receivable due from Global Crossing, which filed for bankruptcy protection during the quarter.

         The number of employees increased to 1,820 as of March 31, 2002, from 1,446 as of March 31, 2001 and 1,758 as of December 31, 2001. As of March 31, 2002, direct sales employees increased to 541. This compares to 331 as of March 31, 2001 and 516 as of December 31, 2001. We expect the number of sales employees and total employees to stabilize as we have completed our plan to enter new markets.

         Our selling, general and administrative expenses include costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance. We incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense. We expect to incur significant sales and marketing costs as we increase penetration within our existing 30 markets but at a smaller percentage of our revenue as we achieve economies of scale.

Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the three months ended March 31, 2002 and 2001, we amortized $5.4 million and $6.5 million, respectively, of the deferred charge. Amortization expense declined from the same quarter a year ago due to the expiration of the period over which the Company may repurchase the securities of certain members of management. The amortization expense will further decline in the third quarter of 2002, as the deferred compensation related to securities of management will be fully amortized.

         We also recognized $2.1 million and $2.4 million of non-cash deferred compensation amortization during the three months ended March 31, 2002 and 2001, respectively. The amortization expense is expected to decrease significantly in the third quarter as the amounts related to the issuance of restricted shares to the employees of the former US Xchange will be fully amortized. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Depreciation and Amortization

         Depreciation and amortization for the three months ended March 31, 2002 was $16.2 million. This represents a 22.1% and 33.9% decrease compared to the three months ended March 31, 2001 and December 31, 2001, respectively. The decrease from the same quarter a year ago results from adoption of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" which requires the company to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. This decrease was somewhat offset by the increase in depreciation expense related to the deployment of our networks and initiation of service in our markets in 2001. The decrease from the fourth quarter of 2001 resulted from the adoption of SFAS No. 142. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

         Amortization from goodwill was $8.2 million and $8.5 million during the three months ended March 31, 2001 and December 31, 2001, respectively.

Interest Expense and Income

         Interest expense for the three months ended March 31, 2002 and 2001 was approximately $14.2 million and $15.1 million, respectively. Interest expense for the three months ended December 31, 2001 was $13.7 million. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and commitment fees on the unused senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes was payable in kind (PIK) for four years.

         Interest expensed decreased from the same quarter a year ago due to favorable declines in LIBOR rates which impacted our borrowing rates. We expect interest expense to increase slightly over the next several quarters as we use our available funding to fund operations and capital expenditures. Cash interest expense was $7.2 million for the three months ended March 31, 2002 as compared to $10.1 million for the three months ended December 31, 2001.

         Interest income for the three months ended March 31, 2002 and 2001 was approximately $54,000 and $2.6 million, respectively. Interest income for the three months ended December 31, 2001 was $0.2 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to gradually decline as we use our surplus cash to fund operations and capital expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had $2.9 million in cash and cash equivalents and $33.7 million available under our revolving credit facility. Borrowings under the credit facility are subject to continued compliance with our covenants, including the requirement for Minimum Available Cash as defined in the amendment to our Credit Agreement dated August 30, 2001. We have reduced our cash utilization by $22.4 million, or 40.6%, from the fourth quarter 2001. Our cash utilization for the three months ended March 31, 2002 was $32.8 million, compared with $55.2 million for the three months ended December 31, 2001. We have experienced net losses applicable to common stockholders of $57.8 million, $74.1 million and $68.3 million during the three month periods ended March 31, 2002, March 31, 2001 and December 31, 2001. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations during 2002 and on continued compliance with our covenants under our credit facilities. The execution of our business strategy requires obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to meet our debt service obligations and fund working capital and capital expenditures.

         Our cash and cash equivalents and amounts available to borrow under our credit facility will decline during 2002 in accordance with our plan. Also, there continue to be conditions on our ability to borrow under our senior credit facility, including the continued compliance with covenants. However, we believe that our cash flow from operations and current levels of financing will be sufficient to execute our business strategy until such time as we have positive cash flow from operations to fund working capital, capital expenditures and debt service requirements. We can make no assurances that our estimates for such required funding are accurate. Accordingly, it may be necessary for us to seek additional sources of capital, which may include capital lease financing, private equity, and other sources of funding, for the successful execution of our business strategy. Our estimates of funding may be inaccurate due to a variety of factors including delay in timely collection of amounts owed to us, regulatory changes, changes in technology, changing conditions within the industry and general economy, increased competition in price and service, changes in number of customers and penetration of new services, and changes in cost of our networks in each of our markets. Our collections from interexchange carriers and established telephone companies have been slower than those from end-users. Currently, we have commenced a legal action against AT&T for delays in access payments owed to us. Due to the uncertainty of all of these factors, actual funding available may vary from expected amounts, possibly to a material degree, and such variations could affect our funding needs and could result in a default under our credit facilities.

         We cannot make any assurances that we would be successful in obtaining additional funding, if needed or advisable, on favorable terms or at all. In addition, financing in the form of equity could result in dilution to the common stockholders. In light of current adverse conditions in the general economy and specifically the telecommunications industry, it likely will be difficult to obtain public/private financing, bank financing, capital lease or vendor financing to continue funding our business. Failure to raise sufficient funds, as and when needed or advisable, may require us to modify, delay or abandon some of our future expenditures with respect to our business strategy.

         Our failure to comply with the covenants and restrictions contained in our senior credit facility and subordinated note agreements could lead to default under those agreements. If such default occurs, our lenders could declare all amounts owed to them immediately due and payable. In addition, our lenders could terminate their commitments to lend to us. If that event should occur, we can make no assurances that we would be able to make payments on our indebtedness, meet our working capital or capital expenditure requirements, or that we would be able to obtain additional financing.

Financing Facilities

         Our credit facility permits us to borrow up to $350.0 million, subject to various conditions, covenants and restrictions, including those described in
Note 7 to the financial statements, with maximum borrowing limits to be reduced starting in 2003 by 5.0% with increasing reductions thereafter for each year until maturity in February 2009. As of March 31, 2002, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan and $66.3 million outstanding under the revolving portion. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature.

         As of March 31, 2002, we had principal borrowings of $178.3 million in subordinated notes, excluding the discount of $3.2 million and interest payable in kind of $9.2 million, which is subordinated to the senior credit facility. The interest expense on the subordinated notes is payable in kind (PIK) at a fixed rate of 13.0%, accreting to principal semi-annually, until November 2005. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

Cash Flows

         We have incurred significant operating and net losses since our inception. We expect to have positive adjusted EBITDA during 2002. However, we do expect to continue to experience operating losses as we continue to penetrate our markets. As of March 31, 2002, we had an accumulated deficit of $550.5 million. Net cash used for operating activities was approximately $27.2 million and $37.4 million for the three months ended March 31, 2002 and 2001, respectively. The net cash used for operating activities during the three months ended March 31, 2002 and 2001 was primarily due to operating losses incurred while we grew our client base.

         Net cash provided by/ (used in) financing activities was $21.3 million and $(1.0) million for the three months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities for the three months ended March 31, 2002 was related to borrowings under the credit facility. Net cash provided by financing activities for the three months ended March 31, 2001 was primarily related to payment of deferred financing costs.

         Net cash used in investing activities was $5.7 million and $4.3 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in investing activities for the three months ended March 31, 2002 related to capital expenditures offset slightly by the proceeds from the sale of assets. Net cash used in investing activities for the three months ended March 31, 2001 related to capital expenditures, the maturity of short term investments and the release of restricted cash for the quarterly interest payments on the subordinated debt.

Capital Requirements

         Capital expenditures were $6.5 million and $19.6 million for the three months ended March 30, 2002 and 2001, respectively. We expect that our capital expenditures will increase for the remaining quarters of 2002 but will remain well below the level of 2001.The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies, judgments and estimates include those relating to revenue recognition, the allowance for doubtful accounts and acquired intangibles.


General. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported elements of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an on-going basis, management evaluates the estimates, including those related to bad debts and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about carrying values of assets and liabilities. Actual results could differ from these estimates.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers and interexchange carriers to make the required payments. If the financial condition of our customers and the interexchange carriers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in additional expense to us and affecting our results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard was effective for acquisitions initiated after June 30, 2001. We adopted this standard on January 1, 2002 for which the acquisition date was before July 1, 2001. All prior business combinations of the company had been accounted for under the purchase method of accounting. Therefore, the effect of adoption was not material to the company's financial results.

         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". We adopted this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. The effect of adoption, other than the non-amortization of goodwill, did not have a material impact on the company's financial result.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective January 1, 2002. The effect of adoption was not material to the company's financial results.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64 which related to extinguishment of debt. It rescinds FASB No. 44 which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. We adopted this standard on April 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the company's financial results.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes", "expects", "estimates", "anticipates", "will", "will be", "could", "may" and "plans" and the negative or other similar words or expressions identify forward-looking statements made by or on behalf of the Company. These forward-looking statements are subject to many uncertainties and factors that may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.
Examples of such uncertainties and factors include, but are not limited to, continued compliance with covenants for borrowing under our bank credit facility, availability of additional financing, continued availability of regulatory approvals, the number of potential customers and average revenues from such customers in target markets, the existence of strategic alliances or relationships, technological, regulatory or other developments in the Company's business, changes in the competitive climate in which the Company operates and the emergence of future opportunities, all of which could cause actual results to vary significantly from the Company's current business plan and to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K, filed on April 1, 2002.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2002, the carrying value of our debt obligations excluding capital lease obligations was $500.6 million and the fair value of those obligations was $516.5 million. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at March 31, 2002, would result in an increase in fair value of long-term debt by approximately $9.0 million.

         Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at March 31, 2002, would result in an approximate increase in cash required for interest on variable rate debt during the next four fiscal years of $3.6 million per year, declining to $3.3 million in the fifth year.

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

         At March 31, 2002, we had interest rate swap agreements for a notional amount of $187.5 million. Based on the fair value of the interest rate swaps at March 31, 2002, it would have cost us $11.2 million to terminate the agreements. A hypothetical decrease of 100 basis points in the swap rate would increase the cost to terminate the agreements by approximately $5.2 million.

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                            MARCH 31,               DECEMBER 31,
                                              2002                     2001
                                           __________              ____________
                                           (Unaudited
                 ASSETS
Current Assets:
   Cash and cash equivalents..........      $   2,872               $  14,415
   Accounts receivable, net...........         50,739                  40,239
   Prepaid expenses and other
   current assets.....................          2,548                   1,910
                                            ----------              -----------
Total current assets..................         56,159                  56,564

Property and Equipment:
   Property and equipment.............        439,428                 434,148
   Less - accumulated depreciation....        (85,492)                (72,380)
                                            ----------              -----------
         Property and equipment, net..        353,936                 361,768

Goodwill, net of accumulated
 amortization.........................        282,984                 282,905
Other assets, net.....................         61,819                  65,341
                                            ----------              -----------
         Total assets.................      $ 754,898               $ 766,578
                                            ==========              ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of capital leases
    for indefeasible rights to use fiber    $     351               $     310
   Accounts payable...................         12,919                  12,629
   Accrued expenses...................         50,267                  49,962
                                               ------               -----------
         Total current liabilities....         63,537                  62,901

Long-Term Debt and Other Liabilities:
   Long-term debt.....................        500,650                 473,432
   Interest rate swaps................         11,167                  13,484
   Long-term capital leases for
    indefeasible rights to use fiber..         12,796                  12,550
                                             ----------            ------------
         Total long-term debt
           and other liabilities......        524,613                 499,466

Commitments and Contingencies

Redeemable Preferred Stock:
   Series A preferred stock, $0.01 par
    value, 340,000 shares authorized, and
    191,588 and 200,000 shares issued
    and outstanding as of March 31, 2002
    and December 31, 2001, respectively,
    ($204,999 liquidation value)......        152,970                 200,780

Stockholders' Equity:
   Non-redeemable Series A preferred stock,
    $0.01 par value, 60,000 shares
    authorized, issued and outstanding,
    ($64,200 liquidation value).......         56,625                      --
   Undesignated preferred stock, $0.01 par
    value, 4,600,000 shares authorized,
    no shares issued and outstanding..             --                      --
   Common stock, $0.01 par value,
    150,000,000 shares authorized,
     40,471,583 and 40,431,583 shares
     issued as of March 31, 2002 and
     December 31, 2001, respectively..            405                     404
   Additional paid-in capital.........        528,319                 537,059
   Deferred compensation..............         (9,448)                (16,896)
   Treasury stock, 131,317 and 132,328
    shares as of March 31, 2002 and
    December 31, 2001, respectively,
    at cost...........................           (469)                   (480)
   Accumulated deficit................       (550,487)               (503,172)
   Accumulated other comprehensive
    loss..............................        (11,167)                (13,484)
                                           -------------           ------------
        Total stockholders' equity....         13,778                   3,431
                                           -------------          -------------
        Total liabilities and
         stockholders' equity.........      $ 754,898               $ 766,578
                                           =============          =============

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,

                                                       2002             2001
                                                   ___________      ___________
                                                   (unaudited)      (unaudited)

Revenue........................................     $ 70,595         $ 34,850

Operating expenses:
     Network costs.............................       42,185           25,983
     Selling, general and administrative,
      including non-cash deferred
      compensation of $2,109 and $2,429
      in 2002 and 2001, respectively,
      and non-cash management ownership
      allocation charge of $5,367 and
      $6,511 in 2002 and 2001, respectively....       45,196           40,787
     Depreciation and amortization.............       16,174           20,761
                                                      ------           ------

           Total operating expenses............      103,555           87,531
                                                     -------           ------

Loss from operations...........................      (32,960)         (52,681)

Other income/(expense):
     Interest income...........................           54            2,622
     Interest expense..........................      (14,164)         (15,056)
     Loss on sale of assets....................         (245)              --
                                                     --------         --------


Total other income/(expense), net..............      (14,355)         (12,434)
                                                     --------         --------

Net loss.......................................      (47,315)         (65,115)

Accretion on preferred stock...................        1,986            1,539
Accrued dividends on preferred stock...........        8,508            7,414
                                                       -----            -----

Net loss applicable to common stockholders....      $(57,809)        $(74,068)
                                                   ==========        ==========

Net loss per share, basic and diluted.........      $  (1.37)        $  (1.96)
                                                    =========        ==========

Weighted average number of shares outstanding,
     basic and diluted........................    42,107,565       37,848,115
                                                  ===========      ============


Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and
 Other Intangible Assets"


Net loss applicable to common stockholders,
 as reported                                        $  (57,809)      $(74,068)
Goodwill amortization                                     --            8,229
                                                   -----------       ----------
Adjusted net loss applicable to common
 stockholders                                       $  (57,809)      $(65,839)
                                                   ===========       ==========

Net loss per share, basic and diluted,
as reported                                         $    (1.37)      $  (1.96)
Goodwill amortization per share                           --             0.22
                                                    -----------      ----------
Adjusted net loss per share, basic
 and diluted                                        $    (1.37)      $  (1.74)
                                                   ============      ==========


    The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2002        2001
                                                        ___________  __________
                                                        (unaudited)  (unaudited)
Cash flows from operating activities:
     Net loss.......................................     $(47,315)    $(65,115)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Loss on sale of assets......................          245           --
        Depreciation and amortization...............       16,174       20,761
        Non-cash interest on subordinated notes.....        5,794           --
        Amortization of deferred financing costs....        1,016          859
        Amortization of discount on debt............          123           --
        Deferred compensation and management
         ownership allocation charge................        7,476        8,940

        Changes in assets and liabilities:
           Accounts receivable, net.................      (10,500)      (2,396)
           Prepaid expenses and other assets........         (783)       1,177
           Accounts payable and accrued expenses....          605       (1,659)
                                                          ---------   ---------

         Net cash used in operating activities......      (27,165)     (37,433)

Cash flows from investing activities:
     Capital expenditures...........................       (6,466)     (19,602)
     Decrease in restricted cash....................           --        6,369
     Proceeds from sales of investments.............           --        8,927
     Proceeds from sale of assets...................          872           --
                                                          --------    ---------

         Net cash used in investing activities             (5,594)      (4,306)

Cash flows from financing activities:
     Additions to long-term debt.....................      62,400           --
     Principal payments of long-term debt............     (41,100)          --
     Payments under long-term capital leases for
      indefeasible rights to use fiber...............         (84)          --
     Proceeds from capital contributions and
      issuance of common stock.......................          --           22
     Repurchase of treasury stock....................          --          (12)
     Payments of financing costs.....................          --       (1,011)
                                                          ---------   ----------

         Net cash provided by/(used in) financing
           activities................................      21,216       (1,001)
                                                          ---------   ----------

Net decrease in cash and cash equivalents............     (11,543)     (42,740)

Cash and cash equivalents, beginning of period.......      14,415      173,573
                                                          ---------    ---------

Cash and cash equivalents, end of period.............     $  2,872    $ 130,833
                                                         ==========   ==========

    The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2002

                                   (Unaudited)
           (All amounts in thousands, except share and per share data)


NOTE 1.         DESCRIPTION OF BUSINESS

         Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, high-speed data and Internet services, and web hosting and design services. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. The Company was incorporated under the laws of the State of Delaware on June 2, 1998.

         At March 31, 2002, the Company had $2.9 million in cash and cash equivalents and $33.7 million available under its revolving credit facility. Borrowings under the credit facility are subject to continued compliance with covenants, including the requirement for Minimum Available Cash, as defined in the amendment to the Company's credit facility dated August 30, 2001. The Company has experienced net losses applicable to common stockholders of $57.8 million, $74.1 million and $68.3 million during the three month periods ended March 31, 2002, March 31, 2001 and December 31, 2001. The Company's viability is dependent upon its ability to continue to execute under its business strategy, to begin to generate positive cash flows from operations during 2002 and on continued compliance with the covenants under the credit facilities. The execution of the Company's business strategy requires obtaining and retaining a significant number of customers, and generating significant and sustained growth in its operating cash flows to be able to meet its debt service obligations and fund working capital and capital expenditures; see Note 1 to the Company's Consolidated Financial Statements as filed in the Company's Form 10-K for the Fiscal Year ended December 31, 2001, with respect to the Company's 2002 plan.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2.         BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Unless otherwise stated, all amounts are in thousands except share and per share data.

NOTE 3.         ACCOUNTING POLICIES

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, (SFAS No. 141), "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard was effective for acquisitions initiated after June 30, 2001. The Company adopted this standard on January 1, 2002 for which the acquisition date was before July 1, 2001. All prior business combinations of the Company had been accounted for under the purchase method of accounting. Therefore, the effect of adoption was not material to the Company's financial results.

         In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". The Company adopted this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. The effect of adoption, other than the non-amortization of goodwill, did not have a material impact on the Company's financial result.

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The effect of adoption was not material to the Company's financial results.

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, (SFAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64 which related to extinguishment of debt. It rescinds FASB No. 44 which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. The Company will adopt this standard on April 1, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial results.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.         PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                             MARCH 31, 2002   DECEMBER 31, 2001
                                             --------------   -----------------

         Switch equipment.................      $298,689          $293,765

         Computer equipment and software..        51,399            49,393

         Office furniture and equipment...         9,903            11,203

         Leasehold improvement............        25,578            25,585

         Indefeasible right to use fiber..        48,264            47,893

         Construction in progress.........         5,595             6,309
                                               ----------         ----------

                                                $439,428          $434,148
                                                ========          ========

NOTE 5.         OTHER ASSETS

         Other assets consisted of the following:

                                              MARCH 31, 2002  DECEMBER 31, 2001
                                              --------------  -----------------

         Customer relationships...........        52,285            52,285

         Customer relationships,
           accumulated amortization.......       (17,965)          (15,350)

         Deferred financing costs.........        27,862            27,769

         Deferred financing costs,
           accumulated amortization.......        (6,798)           (5,782)

         Other assets........................      6,435             6,419
                                                -----------       ----------

                                                $  61,819         $ 65,341
                                                ===========       ==========

         Deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest rate method. As of January 1, 2002, the Company no longer amortizes its goodwill as a result of the adoption of SFAS No. 142. The Company continues to amortize its intangible assets that have definite lives. Estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods:

         April to December, 2002.......................     7,843
         2003..........................................    10,457
         2004..........................................    10,364
         2005............................................   5,656

         Amortization expense was $2.6 million and $10.9 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6.         ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                             MARCH 31, 2002   DECEMBER 31, 2001
                                             --------------   -----------------

         Accrued network costs..........        $32,064            $32,657

         Accrued payroll and payroll
           related benefits.............          3,111              2,905

         Accrued collocation costs......          2,761              2,815

         Accrued interest...............          3,135              3,228

         Other..........................          9,196              8,357
                                                --------          ---------

                                                $50,267            $49,962
                                                =======            =======

NOTE 7.         LONG-TERM DEBT

         Long-term debt consist of the following:

                                              MARCH 31, 2002  DECEMBER 31, 2001
                                              --------------  -----------------

         Term A loan....................        $125,000           $125,000

         Term B loan....................         125,000            125,000

         Revolver.......................          66,300             45,000

         Subordinated notes.............         184,350            178,432
                                                 -------            -------

                                                $500,650           $473,432
                                                ========           ========

         Included in the subordinated notes is a discount on the notes of $3.2 million and $3.3 million as of March 31, 2002 and December 31, 2001, respectively and payable in kind (PIK) interest of $9.2 million and $3.4 million as of March 31, 2002 and December 31, 2001, respectively.

         The Company's amended and restated Credit Agreement (the "Agreement") provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. As of March 31, 2002, the term B loan and term A loan were outstanding. Under the revolving portion of the credit facility, $66.3 million was outstanding and $33.7 million was available for borrowing. The weighted average floating interest rate and the weighted average fixed swapped interest rate at March 31, 2002 were 6.08% and 10.79%, respectively.

         The Agreement contains certain covenants that are customary for credit of this nature, all of which are defined in the Agreement, as amended. At March 31, 2002, the Company was in compliance with these covenants.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         As of March 31, 2002, the Company had principal borrowings of $178.3 million in subordinated notes, excluding the discount of $3.2 million and interest payable in kind of $9.2 million. Interest on the notes is fixed at 13% and is non-cash until November 2005, accreting to the principal semi-annually for this period. Thereafter, interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin.

         The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the three months ended March 31, 2002, $0.1 million of the discount was amortized.

NOTE 8.         DERIVATIVE INSTRUMENTS

         The Company accounts for its derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

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

         At March 31, 2002, the Company had interest rate swap agreements with a notional principal amount of $187.5 million expiring in 2003 and 2006. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.985% and 6.94%. The fair value of the swap agreements was $11.2 million and $13.5 million as of March 31 and December 31, 2001, respectively. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.         STOCKHOLDERS' EQUITY

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

         In consideration for the holders' irrevocable waiver of redemption rights (and for no other consideration), the holders of the non-redeemable Series A preferred stock were granted warrants to purchase shares of the Company's common stock. The Company issued to the holders warrants to purchase 1,177,015 shares of common stock at an exercise price of $1.64 per share. The warrants vest 40 percent on the date of issuance and then, if the waiver has not been terminated, 20 percent each on October 1, 2002, January 1, 2003 and April 1, 2003. Beginning on January 1, 2004, additional warrants to purchase 235,403 shares of common stock for $0.01 per share will be issued annually until the Company elects to terminate the waiver. All the warrants will expire five years after the Company has elected to terminate the waiver. The Company may elect, at its sole discretion, to terminate the waiver at any time. In the event that the Company elects to terminate the waiver, all unvested warrants would expire and no additional warrants would be granted.

         Regular dividends on both the redeemable Series A and non-redeemable Series A preferred stock remain unchanged. Under certain circumstances, unless the Company at its sole discretion terminates the waiver, the dividend rate on the Series A preferred stock would increase from 14.0% to such percentage as would result in an effective dividend on shares of the non-redeemable Series A preferred stock to increase to 20.0%. The events that would trigger the increase include the waiver not having been terminated by August 1, 2012, a redemption of any of the redeemable Series A preferred stock, the continuance of a delisting event from the Nasdaq National Market for more than 30 days (or 90 days under some circumstances), and the inclusion of a going concern qualification in the Company's annual audit if the average of the closing price of the Company's common stock is below $3.00 for the 10 trading days after the release of the annual financial statements including such qualification.

         In the event of a change in control, the Company may, at its election, redeem the non-redeemable Series A preferred stock for cash in the amount of 101% of its liquidation preference plus accrued and unpaid dividends. If the Company does not redeem the non-redeemable Series A preferred stock for cash, the Company is obligated to make an offer to exchange such stock for shares of the Company's common stock. The Company intends to exchange the non-redeemable Series A preferred stock for common stock in the event of a change in control, and has the unconditional right to do so. The number of shares of common stock issued in an event of a change in control would not exceed the number of then authorized, but not issued or reserved for issuance, shares of the Company's common stock. Any shares of non-redeemable Series A preferred stock that cannot be redeemed because there are insufficient shares of common stock available will remain outstanding and the Company will have no obligation to redeem or exchange them.

         In March 2002, the Company declared the dividends due on its redeemable Series A preferred stock through March 31, 2002 and issued such dividends in the form of 51,588 shares of redeemable Series A preferred stock. These 51,588 shares of redeemable Series A preferred stock and additional shares of 8,412 aggregate to the 60,000 shares of Series A preferred stock for which the Company received the waiver as described above, the non-redeemable Series A preferred stock. The value of the non-redeemable Series A preferred stock was discounted due to the related warrants issued to purchase 1,177,015 shares of common stock.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

         During the three months ended March 31, 2002, the Company executed capital leases for the indefeasible rights to use fiber, with a related party, for $0.4 million. The leases were for fiber deployed in Pittsburgh, Pennsylvania and Indianapolis, Indiana.

         Supplemental disclosures of cash flow information for the three months ended:

                                                       MARCH 31,     MARCH 31,
                                                         2002          2001

         Interest paid....................            $  7,254       $ 14,828
                                                      ==========     =========
         Income taxes paid................            $     --       $     --
                                                      ==========     =========

NOTE 11.        SUBSEQUENT EVENT

         In December 2001, the Company purchased certain assets from FairPoint Communications Solutions Corp. The purchase price included contingent consideration payable in common stock of the Company based on the achievement of certain operational metrics within 120 days of the closing date. On April 19, 2002, it was determined, based on the achievement of certain operational metrics that 1,000,000 shares will be issued to FairPoint Communications Solutions Corp. as additional consideration for the purchase of certain assets. These shares will be issued on or before May 19, 2002.

                          PART II   OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Changes in Securities and Use of Proceeds

                  During the first quarter of 2002, the Company entered into an agreement with the holders of the Series A preferred stock by which the holders irrevocably waived certain redemption rights with respect to 60,000 shares of the Series A preferred stock, as further described in Note 9 to the financial statements.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  During the first quarter of 2002, the Company entered into an agreement with the holders of the Series A preferred stock by which the holders irrevocably waived certain redemption rights with respect to 60,000 shares of the Series A preferred stock, as further described in Note 9 to the financial statements. The Company obtained the written consent of holders of a majority of its common stock authorizing the issuance of the Company's common stock in the event of a change in control and under the warrants issued as consideration for the irrevocable waiver of redemption rights to the holders of the Series A preferred stock in an amount which could potentially be equal to or greater than 20% of the issued and outstanding common stock of the Company.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Index to Exhibits on Page 24.

                  B.       Reports on Form 8-K

                           None filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHOICE ONE COMMUNICATIONS INC.
                                 Registrant


DATE: May 15, 2002               By:  /s/ Steve M. Dubnik
                                     ------------------------------------------
                                 Steve M. Dubnik, Chairman and
                                 Chief Executive Officer


                                 By:  /s/ Ajay Sabherwal
                                     ------------------------------------------
                                 Ajay Sabherwal, Executive Vice President,
                                 Finance and Chief Financial Officer
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX



      EXHIBIT
      NUMBER     DESCRIPTION                         LOCATION
      ------     -----------                         --------

      3.1        Amended and Restated                Incorporated  by reference
                 Certificate of Incorporation        from Exhibit 3.1 to Choice
                                                     One  Communication  Inc.'s
                                                     Registration Statement  on
                                                     Form S-1  declared
                                                     effective  on February 16,
                                                     2000 located under
                                                     Securities and Exchange
                                                     Commission   File
                                                     No.   333-91321
                                                     ("February 2000
                                                     Registration Statement")

      3.2        Amended and Restated Bylaws         Incorporated  by reference
                                                     from Exhibit 3.2 to the
                                                     February 2000 Registration
                                                     Statement


      3.3        Certificate of Designations for     Incorporated  by reference
                 Series A Senior Cumulative          from Exhibit 3.1 to the
                 Preferred Stock                     August 10, 2000 8-K filing
                                                     located under the
                                                     Securities and Exchange
                                                     Commission File
                                                     No. 29279

      3.4        Certificate of Amendment of         Filed herewith
                 Certificate of Incorporation
                 with Certificate of Designations,
                 Preferences and Rights of Series
                 A Senior Cumulative Preferred
                 Stock dated March 30, 2002

     10.1        1998 Management Stock Incentive     Incorporated  by reference
                 Plan of Choice One                  from Exhibit 4.1 to  the
                 Communications Inc.                 September  29,  2000  S-8
                 (May 2000 Restatement)              located  under Securities
                                                     and  Exchange  Commission
                                                     File No.333-47002


     10.2        Amendment No. 1 to the 1998         Incorporated  by reference
                 Management Stock Incentive Plan     from Exhibit 4.4 to the
                 of Choice One Communications Inc.   December   21,  2001  S-8
                 (May 2000 Restatement)              located   under Securities
                                                     and  Exchange  Commission
                                                     File No. 333-75712

     10.3        1999 Directors' Stock Incentive     Incorporated  by reference
                 Plan of Choice One Communications   from Exhibit 4.1 to  the
                 Inc.                                September  29,  2000  S-8
                                                     located  under Securities
                                                     and  Exchange  Commission
                                                     File No. 333-47008

     10.4        Transaction Agreement, dated as of  Incorporated  by reference
                 July 8, 1998, among Choice One      from Exhibit 10.3 to  the
                 Communications Inc., Choice One     February 2000 Registration
                 Communications L.L.C. and holders   Statement
                 of Investor Equity and Management
                 Equity

     10.5        Amendment No. 1 dated as of         Incorporated  by reference
                 December 18, 1998 to Transaction    from Exhibit 10.4 to the
                 Agreement, dated as of              February 2000 Registration
                 July 8, 1998, among Choice One      Statement
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     EXHIBIT
     NUMBER      DESCRIPTION                         LOCATION
     ------      -----------                         --------
     10.6        Amendment No. 2 dated as of         Incorporated  by reference
                 February 18, 1999 to Transaction    from Exhibit 10.5 to
                 Agreement, dated as of              the February 2000
                 July 8, 1998, among Choice One      Registration Statement
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     10.7        Amendment No. 3 dated as of         Incorporated  by reference
                 May, 14 1999 to Transaction         from Exhibit 10.6 to
                 Agreement, dated as of              the February 2000
                 July 8, 1998, among Choice One      Registration Statement
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     10.8        Amendment No. 4 dated as of         Incorporated  by reference
                 June 30, 1999 to Transaction        from Exhibit 10.7 to
                 Agreement, dated as of              the February 2000
                 July 8, 1998, among Choice One      Registration Statement
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     10.9        Amendment No. 5 dated as of         Incorporated  by reference
                 June 30, 1999 to Transaction        from Exhibit 10.8 to
                 Agreement, dated as of              the February 2000
                 July 8, 1998, among Choice One      Registration Statement
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     10.10       Amendment No. 6 dated as of         Incorporated by reference
                 November 18, 1999 to Transaction    from Exhibit 10.9 to
                 Agreement, dated as of              the February 2000
                 July 8, 1998, among Choice One      Registration Statement
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     10.11       Amendment No. 7 dated as of         Incorporated by reference
                 August 1, 2000 to Transaction       from Exhibit 10.2 to
                 Agreement, dated as of              the Company's 8-K filed
                 July 8, 1998, among Choice One      on August 10, 2000
                 Communications Inc., Choice One
                 Communications L.L.C and holders
                 of Investor Equity and Management
                 Equity

     10.12       Amendment No. 8 dated as of         Incorporated by reference
                 December 20, 2000 to Transaction    from Exhibit 10.11 to
                 Agreement, dated as of              the Company's 10-K filed
                 July 8, 1998, among Choice One      on March 6, 2001
                 Communications Inc., Choice One
                 Communications L.L.C and holders
                 of Investor Equity and Management
                 Equity

     10.13       Amendment No. 9 dated as of         Incorporated by reference
                 March 13, 2001 to Transaction       from Exhibit 10.12
                 Agreement, dated as of              to the Company's 10-Q
                 July 8, 1998, among Choice One      filed on August 14, 2001
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     10.14       Amendment No. 10 dated as of        Incorporated by reference
                 June 21, 2001 to Transaction        from Exhibit 10.12
                 Agreement, dated as of              to the Company's 10-Q
                 July 8, 1998, among Choice One      filed on August 14, 2001
                 Communications Inc., Choice One
                 Communications L.L.C. and holders
                 of Investor Equity and Management
                 Equity

     EXHIBIT
     NUMBER      DESCRIPTION                           LOCATION
     ------      -----------                           --------
     10.15       Amendment No. 10 dated as of          Incorporated by reference
                 November 9, 2001 to Transaction       from Exhibit 10.15
                 Agreement, dated as of July 8, 1998,  to the Company's 10-K
                 among Choice One Communications       filed on April 1, 2002
                 Inc., Choice One Communications
                 L.L.C. and holders of Investor
                 Equity and Management Equity
                 (this Amendment No. 10 is a distinct
                 and separate amendment from the
                 Amendment No. 10 dated June 21, 2001
                 referenced in Exhibit 10.14 above)

     10.16       Amendment No. 11 dated as of          Incorporated by reference
                 December 19, 2001 to Transaction      from Exhibit 10.16
                 Agreement, dated as of July 8, 1998,  to the Company's 10-K
                 among Choice One Communications       filed on April 1, 2002
                 Inc., Choice One Communications L.L.C.
                 and holders of Investor Equity and
                 Management Equity

     10.17       Registration Rights Agreement         Incorporated by reference
                 dated as of July 8, 1998, among       from Exhibit 10.10
                 Choice One Communications Inc.,       to the February 2000
                 the Investor Holders and the          Registration Statement
                 Management Holders

     10.18       Amendment No. 1 dated as of           Incorporated by reference
                 February 18, 1999 to Registration     from Exhibit 10.11
                 Rights Agreement dated as of          to the February 2000
                 July 8, 1998, among Choice One        Registration Statement
                 Communications Inc., the Investor
                 Holders and the Management Holders

     10.19       Amendment No. 2 dated as of           Incorporated by reference
                 June 30, 1999 to Registration         from Exhibit 10.12 to the
                 Rights Agreement dated as of          February 2000
                 July 8, 1998, among Choice One        Registration Statement
                 Communications Inc., the
                 Investor Holders and the Management
                 Holders

     10.20       Amendment No. 3 dated as of           Incorporated by reference
                 June 30, 1999 to Registration         from Exhibit 10.13
                 Rights Agreement dated as of          to the February 2000
                 July 8, 1998, among Choice One        Registration Statement
                 Communications Inc., the Investor
                 Holders and the Management Holders

     10.21       Amendment No. 4 dated as of           Incorporated by reference
                 August 1, 2000 to Registration        from Exhibit 10.1 to
                 Rights Agreement dated as of          the Company's 8-K filed
                 July 8, 1998, among Choice One        on August 10, 2000
                 Communications Inc., the Investor
                 Holders and the Management Holders

     10.22       Amendment No. 5 dated as of           Incorporated by reference
                 November 9, 2001 to Registration      from Exhibit 10.22
                 Rights Agreement dated as of          to the Company's 10-K
                 July 8, 1998, among Choice One        filed on April 1, 2002
                 Communications Inc., the
                 Investor Holders and the Management
                 Holders

     10.23       Debt Registration Rights Agreement    Incorporated by reference
                 dated as of November 9, 2001 among    from Exhibit 10.23
                 Choice One Communications             to the Company's 10-K
                 Inc., Morgan Stanley Senior           filed on April 1, 2002
                 Funding, Inc., First Union Investors
                 and CIBC Inc.

     10.24       Equity Registration Rights            Incorporated by reference
                 Agreement dated as of                 from Exhibit 10.24
                 November 9, 2001 among Choice One     to the Company's 10-K
                 Communications Inc., Morgan Stanley   filed on April 1, 2002
                 Senior Funding Inc., First Union
                 Investors and CIBC Inc.

     EXHIBIT
     NUMBER      DESCRIPTION                           LOCATION
     ------      -----------                           --------
     10.25       Investor Rights Agreement dated       Incorporated by reference
                 as of December 19, 2001 between       from Exhibit 10.25
                 FairPoint Communications Solutions    to the Company's 10-K
                 Corp. and Choice One Communications   filed on April 1, 2002
                 Inc.

     10.26       Form of Executive Purchase Agreement  Incorporated by reference
                 dated July 8, 1998 among the Choice   from Exhibit 10.14
                 One Communication Inc., Choice One    to the February 2000
                 Communications L.L.C. and Certain     Registration Statement
                 Executives of the Registrant

     10.27       Executive Purchase Agreement          Incorporated by reference
                 dated as of July 8,  1998 among       from Exhibit 10.15
                 the  Choice One Communication         to the February 2000
                 Inc., Choice One Communications       Registration Statement
                 L.L.C. and Steve M. Dubnik

     10.28       Executive Purchase Agreement          Incorporated by reference
                 dated as of July 8,1998 among the     from Exhibit 10.16
                 Choice One Communication Inc.,        to the February 2000
                 Choice One Communications L.L.C.      Registration Statement
                 and Mae Squire-Dow

     10.29       Executive Purchase Agreement          Incorporated by reference
                 dated as of July 8, 1998 among the    from Exhibit 10.17
                 Choice One Communication Inc.,        to the February 2000
                 Choice One Communications L.L.C.      Registration Statement
                 and Philip Yawman

     10.30       Executive Purchase Agreement          Incorporated by reference
                 dated as of July 8, 1998 among the    from Exhibit 10.18
                 Choice One Communication Inc.,        to the February 2000
                 Choice One Communications L.L.C.      Registration Statement
                 and Kevin Dickens

     10.31       Executive Purchase Agreement          Incorporated by reference
                 dated as of July 8, 1998 among the    from Exhibit 10.19
                 Choice One Communication Inc.,        to the February 2000
                 Choice One Communications L.L.C.      Registration Statement
                 and Ajay Sabherwal

     10.32       Second Amended and Restated Credit    Incorporated by reference
                 Agreement dated as of August 1, 2000  from Exhibit 10.8 to
                 among the Registrant as Guarantor,    the Company's 8-K filed
                 subsidiaries of the Registrant, as    on August 10, 2000
                 Borrowers, First Union Investors,
                 Inc., as Administrative Agent,
                 General Electric Capital Corporation,
                 as Syndication Agent, and Morgan
                 Stanley Senior Funding, Inc. as
                 Documentation Agent and the lenders
                 thereto

     10.33       Amendment to the Second Amended and   Incorporated by reference
                 Restated Credit Agreement dated       from Exhibit 10.1 to
                 as of March 31, 2001 among the        the Company's S-3
                 Registrant as Guarantor,              Registration Statement
                 subsidiaries of the Registrant, as    filed on May 7, 2001
                 Borrowers, First Union Investors,
                 Inc., as Administrative Agent,
                 General Electric Capital Corporation,
                 as Syndication Agent, and Morgan
                 Stanley Senior Funding, Inc. as
                 Documentation Agent and the lenders
                 thereto

     EXHIBIT
     NUMBER      DESCRIPTION                           LOCATION
     ------      -----------                           --------
     10.34       Amendment to the Second Amended and   Filed herewith
                 Restated Credit Agreement dated as    This document replaces
                 of August 30, 2001 among the          the version filed as
                 Registrant as Guarantor,              Exhibit 10.1 to the
                 subsidiaries of the                   Company's Form 8-K filed
                 Registrant, as Borrowers, First       on September 5, 2001,
                 Union Investors Inc., as              for which the only
                 Administrative Agent,                 change is for the date
                 General Electric Capital              of the agreement which
                 Corporation, as Syndication Agent,    was August 30, 2001
                 and   Morgan Stanley Senior Funding,
                 Inc. as Documentation Agent and the
                 lenders thereto

     10.35       Lease between the Registrant and      Incorporated by reference
                 Bendersen-Rochester Associates,       from Exhibit 10.21
                 LLC dated October 14, 1998, as        to the February 2000
                 amended                               Registration Statement


     10.36       Unit Purchase Agreement dated as      Incorporated by reference
                 of October 21, 1999 among the         from Exhibit 10.22
                 Registrant, Atlantic Connections      to the February 2000
                 L.L.C., ACL Telecommunications,       Registration Statement
                 LTD., Paul Cissel, Antonio Lopez,
                 Jr. and North Atlantic Venture Fund
                 II, L.P

     10.37       General Agreement between the         Incorporated by reference
                 Registrant and Lucent Technologies    from Exhibit 10.23
                 effective as of July 17, 1998,        to the February 2000
                 as amended                            Registration Statement


     10.38       Service Bureau Agreement between      Incorporated by reference
                 the Registrant and Saville Systems    from Exhibit 10.24
                 Inc. effective September 30, 1998     to the February 2000
                                                       Registration Statement

     10.39       Agreement and Plan of Merger by       Incorporated by reference
                 and among Choice One Communications   from Exhibit 99.2 to
                 Inc., Barter Acquisition              the Company's 8-K/A filed
                 Corporation, US Xchange, Inc.         on May 16, 2000
                 and the Stockholder of US Xchange,
                 Inc. dated as of May 14, 2000


     10.40       Securities Purchase Agreement         Incorporated by reference
                 dated as of August 1, 2000 among      from Exhibit 10.7 to
                 Morgan Stanley Dean Witter Capital    the Company's 8-K filed
                 Partners IV, L.P., Morgan Stanley     on August 10, 2000
                 Dean Witter Capital Partners IV 892
                 Investors, L.P., Morgan Stanley Dean
                 Witter Capital Investors IV, L.P.,
                 and Choice One Communications Inc.
                 relating to the purchase and sale
                 of securities of Choice One
                 Communications Inc.

     10.41       Agreement dated as of March 31,       Filed herewith
                 2002 between Choice One
                 Communications Inc. and the Holders
                 set forth on the signature pages
                 thereto (Morgan Stanley Dean Witter
                 Capital Partners IV, L.P., MSDW IV 892
                 Investors, L.P., Morgan Stanley Dean
                 Witter Capital Investors IV, L.P.)

     10.42       Warrant to purchase shares of Common  Incorporated by reference
                 Stock of Choice One Communications    from Exhibit 10.4,
                 Inc.                                  10.5 and 10.6 to the
                                                       Company's 8-K filed on
                                                       August 10, 2000

     EXHIBIT
     NUMBER      DESCRIPTION                           LOCATION
     ------      -----------                           --------
     10.43       Warrant to Purchase Shares of Common  Incorporated by reference
                 Stock of Choice One Communications    from Exhibit 10.42, 10.43
                 Inc.                                  and 10.44 to the
                                                       Company's 10-K filed on
                                                       April 1, 2002

     10.44       Form of Warrant for the Purchase of   Filed herewith
                 Shares of Common Stock of Choice One
                 Communications Inc.

     10.45       Form of Warrant for the Purchase of   Filed herewith
                 Shares of Common Stock of Choice One
                 Communications Inc.(warrant to
                 purchase a number of shares in
                 accordance with the definition of
                 warrant share amount)



     10.47       Bridge Financing Agreement dated as   Incorporated by reference
                 of August 1, 2000 among Choice One    from Exhibit 10.3 to
                 Communications Inc., the Lenders      the Company's 8-K filed
                 party hereto, and Morgan Stanley      on August 10, 2000
                 Senior Funding, Inc., as
                 Administrative Agent

     10.48       Form of Rollover Note for the         Incorporated by reference
                 Bridge Financing Agreement dated      from Exhibit 10.46
                 as of August 1, 2000 among Choice     to the Company's 10-K
                 One Communications Inc., the          filed on April 1, 2002
                 Lenders party hereto, and Morgan
                 Stanley Senior Funding, Inc., as
                 Administrative Agent

     10.49       Fiber Optic Agreement and Grant of    Incorporated by reference
                 IRU dated August 1, 2000 by and       from Exhibit 10.9 to
                 between Choice One Communications     the Company's 8-K
                 Inc. and RVP Fiber Company, L.L.C.    filed on August 10, 2000


     10.50       Form of Executive Employment          Incorporated by reference
                 Agreement between                     from Exhibit 10.10
                 former executives of US Xchange,      to the Company's 8-K
                 Inc. and Choice One Communications    filed on August 10, 2000
                 Inc.

     10.51       Master Facilities Agreement between   Incorporated by reference
                 Fiber Technologies Operating          from Exhibit 10.1 to
                 Company, LLC and Choice One           the Company's 10-Q for
                 Communications Inc. dated as of       the quarter ended
                 May 31,  2000 *                       June 30, 2000

     10.52       Addendum Number One 5ESS(R)Switch     Incorporated by reference
                 and Transmission Systems Purchase     from Exhibit 10.1 to
                 Agreement between Choice One          the Company's 10-Q for
                 Communications Inc. and Lucent        the quarter ended
                 Technologies Inc. dated as of         March 31, 2000
                 January 1, 2000 **

     10.53       Choice One Communications Inc.        Incorporated by reference
                 401(K) Plan                           from Exhibit 4.3 to
                                                       the October 23, 2000 S-8
                                                       located under Securities
                                                       and Exchange Commission
                                                       File No. 333-48430

     EXHIBIT
     NUMBER      DESCRIPTION                           LOCATION
     ------      -----------                           --------
     10.54       Amendment No.1 and No. 2 to the       Incorporated by reference
                 Choice One  Communications Inc.       from Exhibit 4.4 to
                 401(K) Plan                           the December 21, 2001
                                                       S-8 located under
                                                       Securities and Exchange
                                                       Commission File
                                                       No.333-75710

     10.55       Network Transition Agreement          Incorporated by reference
                 dated as of November 7, 2001          from Exhibit 10.53
                 between FairPoint Communications      to the Company's 10-K
                 Solutions Corp., Choice One           filed on April 1, 2002
                 Communications Inc. and selected
                 subsidiaries of Choice One
                 Communications Inc.


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