Form 10-Q
period 2002-06-30
CHOICE ONE COMMUNICATIONS INC
filed 2002-08-14
CIK 1091953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          QUARTERLY REPORT ON FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X _____ No _____

As of August 12, 2002, there were outstanding 41,527,107 shares of the registrant's common stock, par value $.01 per share.

              CHOICE ONE COMMUNICATIONS AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.       FINANCIAL INFORMATION



Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2002 and
              December 31, 2001................................................2

              Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and June 30, 2001.....................3

              Condensed Consolidated Statements of Operations for the six months ended June 30, 2002 and June 30, 2001............................4

              Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2002 and June 30, 2001............................5

              Notes to Condensed Consolidated Financial Statements.............6

              Cautionary Statement On Forward-Looking Statements..............16

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk......29

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................30

Item 2.       Changes in Securities and Use of Proceeds.......................30

Item 3.       Defaults Upon Senior Securities.................................30

Item 4.       Submission of Matters to a Vote of Security Holders.............30

Item 5.       Other Information...............................................30

Item 6.       Exhibits and Reports on Form 8-K................................30

Signatures....................................................................31
                                          (i)

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                JUNE 30,           DECEMBER 31,
                                                  2002                 2001
                                              ___________         _____________
                                              (Unaudited
                  ASSETS
Current Assets:
   Cash and cash equivalents.................  $  18,811          $   14,415
   Accounts receivable, net..................     39,463              40,239
   Prepaid expenses and other current assets.      2,290               1,910
                                               ----------         -------------
Total current assets.........................     60,564              56,564

Property and equipment, net..................    345,456             361,768

Goodwill, net................................         --             282,905
Intangible assets, net.......................     52,696              58,922
Other assets, net............................      6,468               6,419
                                               ----------         -------------

         Total assets........................  $  465,184         $  766,578
                                               ==========         =============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current Liabilities:
   Current portion of capital leases for
    indefeasible rights to use fiber.........  $      364         $      310
   Accounts payable..........................      15,142             12,629
   Accrued expenses..........................      47,665             49,962
   Debt......................................     540,560                 --
                                                  -------          -----------
         Total current liabilities...........     603,731             62,901

Long-Term Debt and Other Liabilities:
   Long-term debt............................          --            473,432
   Interest rate swaps.......................      15,068             13,484
   Long-term capital leases for
    indefeasible rights to use fiber.........      13,001             12,550
                                                 ----------         -----------
         Total long-term debt and other
          liabilities........................      28,069            499,466

Commitments and Contingencies (Note 12)

Redeemable Preferred Stock:
   Series A preferred stock, $0.01 par
    value, 340,000 shares authorized,
    191,588 and 200,000 shares issued
    and outstanding as of June 30, 2002 and
    December 31, 2001, respectively,
    ($204,999 liquidation value).............      161,686           200,780

Stockholders' (Deficit)/Equity:
   Non-redeemable Series A preferred stock,
    $0.01 par value, 60,000 shares authorized,
    issued and outstanding, ($64,200
    liquidation value).......................       56,394                --
   Undesignated preferred stock, $0.01 par
    value, 4,600,000 share authorized, no
    shares issued and outstanding............           --                --
   Common stock, $0.01 par value, 150,000,000
     shares authorized, 41,662,522 and
     40,431,583 shares issued as of June 30,
     2002 and December 31, 2001, respectively.         417               404
   Additional paid-in capital................      521,838           537,059
   Deferred compensation.....................       (1,913)          (16,896)
   Treasury stock, 133,768 and 132,328 shares
     as of June 30, 2002 and December 31, 2001,
     respectively, at cost...................         (472)             (480)
   Accumulated deficit.......................     (889,498)         (503,172)
   Accumulated other comprehensive loss......      (15,068)          (13,484)
                                                 ----------        ------------
         Total stockholders'
          (deficit)/equity...................     (328,302)            3,431
                                                 ----------        ------------
         Total liabilities and stockholders'
          (deficit)/equity...................   $  465,184         $ 766,578
                                                 ==========        ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                     2002             2001
                                                    -----            -----
                                                 (unaudited)      (unaudited)


Revenue......................................   $   73,191          $  41,751

Operating expenses:
     Network costs...........................       40,434             29,574
     Selling, general and administrative,
       including non-cash deferred
       compensation of $2,037 and $2,414
       in 2002 and 2001, respectively, and
       non-cash management ownership allocation
       charge of $5,348 and $6,595 in 2002
       and 2001, respectively................       56,554             42,099
     Loss on disposition of assets...........          533                801
     Impairment loss on intangible assets....      283,251                 --
     Depreciation and amortization...........       16,533             21,370
                                                   -------             ------

           Total operating expenses..........      397,305             93,844
                                                   -------             ------

Loss from operations.........................     (324,114)           (52,093)
..........
Other income/(expense):
     Interest income.........................           76              1,157
     Interest expense........................      (14,973)           (13,588)
                                                   --------           --------


Total other income/(expense), net............      (14,897)           (12,431)
                                                   --------           --------

Net loss.....................................     (339,011)           (64,524)

Accretion on preferred stock.................        2,011              1,812
Accrued dividends on preferred stock.........        8,806              7,674
                                                     -----              -----

Net loss applicable to common stockholders...  $  (349,828)         $ (74,010)
                                                 ============      ============

Net loss per share, basic and diluted........  $     (8.17)         $   (1.87)
                                                 ============      ============

Weighted average number of shares outstanding,
     basic and diluted.......................   42,804,170         39,590,269
                                                 ============      ============


        Adoption of Statement of Financial Accounting Standards No. 142,
                     "Goodwill and Other Intangible Assets"


Net loss applicable to common stockholders,
 as reported.................................  $  (349,828)        $  (74,010)
Goodwill amortization........................           --              8,229
                                                 -----------        -----------
Adjusted net loss applicable to common
 stockholders................................  $  (349,828)        $  (65,781)
                                                ============        ===========

Net loss per share, basic and diluted,
 as reported.................................  $     (8.17)        $    (1.87)
Goodwill amortization per share..............           --               0.21
                                                 -----------        -----------
Adjusted net loss per share, basic and
 diluted.....................................  $     (8.17)        $    (1.66)
                                                =============      =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                           2002         2001
                                                        ---------    ----------
                                                      (unaudited)    (unaudited)


Revenue......................................   $      143,786      $   76,602

Operating expenses:
     Network costs...........................           82,619          55,557
     Selling, general and administrative,
      including non-cash deferred compensation
      of $4,146 and $4,843 in 2002 and 2001,
      respectively, and non-cash management
      ownership allocation charge of $10,715
      and $13,106 in 2002 and 2001,
      respectively...........................          101,750          82,886
     Impairment of intangible assets.........          283,251              --
     Loss on disposition of assets...........              778             801
     Depreciation and amortization...........           32,707          42,131
                                                        ------          ------

           Total operating expenses..........          501,105         181,375
                                                       -------         -------

Loss from operations.........................         (357,319)       (104,773)

Other income/(expense):
     Interest income.........................              130           3,779
     Interest expense........................          (29,137)        (28,643)
                                                       --------        --------


Total other income/(expense), net............          (29,007)        (24,864)
                                                       --------        --------

Net loss.....................................         (386,326)       (129,637)

Accretion on preferred stock.................            3,997           3,351
Accrued dividends on preferred stock.........           17,313          15,088
                                                        ------          ------

Net loss applicable to common stockholders...      $  (407,636)     $ (148,076)
                                                   ============     ===========

Net loss per share, basic and diluted........      $     (9.60)     $    (3.74)
                                                   =============   ============

Weighted average number of shares outstanding,
         basic and diluted...................       42,458,170      39,592,904
                                                    ==========      ==========

        Adoption of Statement of Financial Accounting Standards No. 142,
                     "Goodwill and Other Intangible Assets"

Net loss applicable to common stockholders,
 as reported.................................      $  (407,636)     $ (148,076)
Goodwill amortization........................               --          16,458
                                                      ---------       ---------
Adjusted net loss applicable to common
 stockholders................................      $  (407,636)     $ (131,618)
                                                   ============     ============

Net loss per share, basic and diluted,
 as reported.................................      $     (9.60)     $    (3.74)
Goodwill amortization per share..............               --            0.42
                                                   ------------     -----------
Adjusted net loss per share, basic
  and diluted................................      $      (9.60)     $    (3.32)
                                                   ===============  ============

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         2002          2001
                                                         -----         -----
                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
     Net loss....................................... $  (386,326)    $(129,637)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Loss on disposition of assets...............         778           801
        Depreciation and amortization...............      32,707        42,131
        Impairment loss on intangible assets........     283,251            --
        Non-cash interest on subordinated notes.....      11,879            --
        Amortization of deferred financing costs....       2,045         1,691
        Amortization of discount on debt............         249            --
        Deferred compensation and management
         ownership allocation charge................      14,861        17,948

        Changes in assets and liabilities:
           Accounts receivable, net.................         776        (5,874)
           Prepaid expenses and other assets........         (30)          398
           Accounts payable and accrued expenses....         540         3,401
                                                         ---------   ----------

         Net cash used in operating activities......     (39,270)      (69,141)

Cash flows from investing activities:
     Capital expenditures...........................     (12,180)      (43,220)
     Decrease in restricted cash....................          --        12,591
     Proceeds from sales of investments.............          --         7,502
     Proceeds from sale of assets...................       1,002            --
                                                         ---------    ---------

         Net cash used in investing activities           (11,178)      (23,127)

Cash flows from financing activities:
     Additions to long-term debt....................     153,700        37,000
     Principal payments of long-term debt...........     (98,700)      (34,000)
     Payments under long-term capital leases for
      indefeasible rights to use fiber..............        (156)          (27)
     Proceeds from capital contributions and issuance
      of common stock...............................          --           100
     Repurchase of treasury stock...................          --           (12)
     Payments of financing costs....................          --        (1,011)
                                                         ---------   ----------

         Net cash provided by financing activities..      54,844         2,050
                                                         ---------   ----------

Net increase/(decrease) in cash and cash equivalents.      4,396       (90,218)

Cash and cash equivalents, beginning of period.......     14,415       173,573
                                                         ---------   ----------

Cash and cash equivalents, end of period.............   $ 18,811     $  83,355
                                                        ===========  ==========



   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002

                                   (Unaudited)
           (All amounts in thousands, except share and per share data)


NOTE 1.  DESCRIPTION OF BUSINESS

         Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services and web services. The Company, incorporated under the laws of the State of Delaware on June 2, 1998, markets and provides these services primarily to small and medium-sized businesses in 30 second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, high-speed data and Internet services, and web hosting and design services. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications and web-based services.


         At June 30, 2002, the Company has $18.8 million in cash and cash equivalents and has fully drawn on its existing credit facility. Borrowings under the credit facility are subject to compliance with covenants, including the requirement for Minimum Available Cash, as defined in the amended credit facility dated August 30, 2001. The Company was in default of the minimum revenue covenant under the senior credit facility for the three months ended June 30, 2002. The Company received a waiver of this covenant from its lending institutions. Such waiver is contingent upon the closing of $48.875 million in committed debt financing. As a result, the Company has classified its long-term debt as current. Upon the closing of the additional financing and assuming the Company is in compliance with its covenants, the debt will be reclassified as long term. See Note 13 for further details on the additional debt financing.


         The Company has experienced net losses applicable to common stockholders of $349.8 million and $74.1 million during the three month periods ended June 30, 2002 and March 31, 2002. The Company's viability is dependent upon its ability to continue to execute under its business strategy, to begin to generate positive cash flows from operations during 2002 and on compliance with the covenants under the credit facilities.
The execution of the Company's business strategy requires obtaining and retaining a significant number of customers, and generating significant and sustained growth in its operating cash flows to be able to meet its debt service obligations and fund working capital and capital expenditures; see Note 1 to the Company's Consolidated Financial Statements as filed in the Company's Form 10-K for the fiscal year ended December 31, 2001, with respect to the Company's 2002 plan.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2002.

         Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the results of operations and cash flows for the periods presented.

         Unless otherwise stated, all amounts are in thousands except share and per share data.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard effective January 1, 2003. The Company's management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial statements or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which related to extinguishment of debt. It rescinds FASB No. 44, which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. The Company adopted this standard on April 1, 2002. The adoption did not have a material impact on the Company's financial statements or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard amends Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company expects to adopt this standard effective January 1, 2003. Management does not expect adoption to have a material impact on the Company's financial statements or results of operations.

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following:

                                      JUNE 30, 2002           DECEMBER 31, 2001
                                      -------------           -----------------

         Switch equipment..........     $297,989                  $293,765

         Computer equipment and
           software................       51,539                    49,393

         Office furniture and
           equipment...............        9,900                    11,203

         Leasehold improvement.....       24,979                    25,585

         Indefeasible right to
           use fiber...............       48,684                     47,893

         Construction in progress..       11,507                      6,309
                                       ----------                 ----------

             Total property
               and equipment.......      444,598                    434,148

         Less: accumulated
          depreciation.............      (99,142)                   (72,380)
                                         --------                  --------

             Property and
               equipment, net......     $345,456                   $361,768
                                        =========                  ========

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142 during the first quarter of 2002. Based on an analysis that considered the future cash flows of the Company and market capitalization information, the evaluation noted no impairment of goodwill at that time.

          As outlined in SFAS No. 142, certain intangible assets with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

                                           JUNE 30, 2002       DECEMBER 31, 2001

Amortized intangibles:

     Customer relationships............       $53,635                $52,285

     Deferred financing costs..........        27,310                 27,769

         Less: accumulated amortization

              Customer relationships...       (20,422)               (15,350)

              Deferred financing costs.        (7,827)                (5,782)
                                              --------               --------

     Intangible assets, net                   $52,696                $58,922
                                              =======                =======

         Deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. Additionally, the Company no longer amortizes its goodwill as a result of the adoption of SFAS No. 142. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods:

         July to December, 2002................  5,364
         2003.................................. 10,727
         2004.................................. 10,617
         2005..................................  6,026
         2006..................................    370
         2007..................................    109

                CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Amortization expense was $2.6 million and $11.3 million for the three months ended June 30, 2002 and June 30, 2001, respectively, and $5.3 million and $22.6 million for the six months ended June 30, 2002 and June 30, 2001, respectively.

         During the three months ended June 30, 2002, the Company noted a significant adverse change in the business climate of the Company and telecommunications industry in general. These circumstances required the Company to perform an interim goodwill impairment test. As a result, the Company recorded an impairment charge of $283,0 million. The amount of this impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142. In addition, the Company recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the Company's web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

  A summary of the changes in the Company's goodwill by reporting unit as of June 30, 2002:

                                                     Web Hosting
                               Telecommunications     and Design     Total
                               ------------------    -----------     -----

   Balance at December 31, 2002    $280,227             2,757       $282,984

   Impairment charge               (280,227)           (2,757)      (282,984)
                                   ---------           -------      ---------

   Balance at June 30, 2002       $       --          $     --      $     --
                                  ===========        ==========     ==========



NOTE 6.  OTHER ASSETS

   Other assets consisted of the following:

                                        JUNE 30, 2002        DECEMBER 31, 2001
                                        -------------        -----------------

   Investment in FiberTech, LLC.......     3,943                   3,943

   Notes receivable - officers........     2,457                   2,392

   Other assets, net..................        68                      84
                                         ----------             ----------

                                        $  6,468                $  6,419
                                        ===========              =========

         The Company has a minority equity investment in FiberTech, LLC ("FiberTech")which is accounted for using the cost method. FiberTech designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. As a minority investor, the Company has the right to appoint one representative to FiberTech's board of managers, and has a vote in determining the new markets in which FiberTech will develop and build local loops. The Company also has a master facilities agreement with FiberTech that provides the Company with a 20-year indefeasible right to use (IRU) fiber without electronics in 13 of Choice One's market cities.

         The Company loaned an aggregate of $2.2 million to its chief executive officer and top four executives. The loans bear interest at a rate of 5.72% and have a term of three years (subject to acceleration in the event of termination of employment). The loans are non-recourse and are only secured by 100% of the common stock owned by the respective executives.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                             JUNE 30, 2002     DECEMBER 31, 2001
                                             -------------     -----------------

         Accrued network costs............     $32,646              $32,657

         Accrued payroll and payroll
          related benefits................       1,449                2,905

         Accrued collocation costs........       2,688                2,815

         Accrued interest.................       3,517                3,228

         Other............................       7,365                8,357
                                               ---------           ---------

                                               $47,665              $49,962
                                               =========           =========

NOTE 8.  DEBT

         Debt consist of the following:

                                             JUNE 30, 2002     DECEMBER 31, 2001
                                             -------------    -----------------

         Term A loan......................     $125,000            $125,000

         Term B loan......................      125,000             125,000

         Revolver.........................      100,000              45,000

         Subordinated notes...............      190,560             178,432
                                                -------             -------

                                               $540,560            $473,432
                                               ========            ========

         Included in the subordinated notes is a discount on the notes of $3.0 million and $3.3 million as of June 30, 2002 and December 31, 2001, respectively and payable in kind (PIK) interest of $3.6 million and $3.4 million as of June 30, 2002 and December 31, 2001, respectively.


         The Company's amended and restated Credit Agreement (the "Agreement") provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw term A loan of $125.0 million and an eight and one-half year term B loan of $125.0 million. As of June 30, 2002, the maximum borrowings available under the term A loan and term B loan, and the revolver loan were all outstanding. The weighted average floating interest rate and the weighted average fixed swapped interest rate at June 30, 2002 were 5.89% and 10.79%, respectively.

        The Agreement contains certain covenants that are customary for credit of this nature, all of which are defined in the Agreement, as amended. The Company was in default of the minimum revenue covenant under the senior credit facility for the three months ended June 30, 2002. The Company received a waiver of this covenant from its lending institutions. Such waiver is contingent upon the closing of $48.875 million in committed debt financing. As a result, the Company has classified its long-term debt as current. Upon the closing of the additional financing and assuming the Company is in compliance with its covenants, the debt will be reclassified as long-term. See Note 13 for further details on the additional debt financing.

        As of June 30, 2002, the Company had principal borrowings of $190.0 million in subordinated notes, excluding the discount of $3.0 million and interest payable in kind of $3.6 million. Interest on the notes is fixed at 13% and is non-cash until November 2005, accreting to the principal semi-annually for this period. During the second quarter of 2002, $11.7 million in PIK interest accreted to principal. Thereafter, interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin.


         The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the three and six month periods ended June 30, 2002, $0.1 million and $0.2 million of the discount was amortized, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  DERIVATIVE INSTRUMENTS

         The Company accounts for its derivative instruments in accordance with SFAS No. 133, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

         The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps are employed as a requirement of the Company's senior credit facility. The facility requires hedging of the interest rates for at least 50% of the outstanding principal balance once the Company has utilized 50% of the aggregate funding under the facility. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the interest rate swap agreements designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

         At June 30, 2002, the Company had interest rate swap agreements with a notional principal amount of $187.5 million expiring in 2003 and 2006. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.985% and 6.94%. Approximately 54 percent of the underlying facility debt is being hedged with these interest rate swaps. The fair value of the swap agreements was $15.1 million and $13.5 million as of June 30, 2002 and December 31, 2001, respectively. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.

NOTE 10. STOCKHOLDERS' EQUITY

         In December 2001, the Company purchased certain assets from FairPoint Communications Solutions Corp. The purchase price included contingent consideration payable in common stock of the Company based on the achievement of certain operational metrics within 120 days of the closing date. In May 2002, based on the achievement of operational metrics, 1,000,000 shares were issued to FairPoint Communications Solutions Corp. as additional consideration for these assets.

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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         In March 2002, the Company declared the dividends due on its redeemable Series A preferred stock through March 31, 2002 and issued such dividends in the form of 51,588 shares of redeemable Series A preferred stock. These 51,588 shares of redeemable Series A preferred stock and additional shares of 8,412 aggregate to the 60,000 shares of Series A preferred stock for which the Company received the waiver as described above, the non-redeemable Series A preferred stock. The fair value of the non-redeemable preferred stock was included in stockholder's equity and the fair value of the related warrants was included in additional paid-in capital.

        The aggregate and per share amounts of cumulative dividends in arrearages on the non-redeemable preferred stock are $2.1 million and $35.00, respectively, as of June 30, 2002

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

         During the six months ended June 30, 2002, the Company executed capital leases for the indefeasible rights to use fiber, with a related party, for $0.7 million. The leases were for fiber deployed in Pittsburgh, Pennsylvania, Indianapolis, Indiana, Springfield, Massachusetts and Providence, Rhode Island.

         Supplemental disclosures of cash flow information for the six months ended:

                                                         JUNE 30,    JUNE 30,
                                                          2002         2001
                                                        --------     --------
         Interest paid........................         $ 14,584     $ 27,896
                                                      ===========   ==========

 NOTE 12. COMMITMENTS AND CONTINGENCIES

         On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T") . This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company's complaint seeks damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. An Answer was filed by AT&T. The Company has filed a Reply. On April 26, 2002, the Company filed a motion for partial summary judgment based upon AT&T's failure to pay the Company's invoices on account, and for a declaration that AT&T materially breached its agreements for failure to pay. This motion has been fully briefed and oral argument is tentatively scheduled for August 30, 2002. AT&T has cross moved for partial summary judgment, seeking dismissal of several of the Company's causes of action. The Company's responsive papers are due on August 30, 2002.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. SUBSEQUENT EVENT


      On August 13, 2002, the Company received a commitment subject to definitive documentation including amendments to the Company's existing credit agreements, as well as satisfaction of customary closing conditions for new debt financing of $48.875 million, and a waiver of the default of the revenue covenant from the Company's lending institutions. Morgan Stanley Capital Partners and the lenders of the Company's subordinated credit facility agreed to provide to the Company a $44.5 million Senior Secured Term Loan Facility. This facility will be fully available at closing and matures on March 31, 2009. Additionally, such lenders and other existing senior lenders agreed to make available a separate term loan facility of $4.375 million to be drawn in five equal quarterly installments commencing on December 31, 2002 and maturing on February 1, 2009. The closing for the loans is scheduled to take place on or before September 9, 2002. The Company intends to use the net proceeds from these loans for it's general corporate purposes.

         The following is a summary of the material terms of the new debt financing and the related required revisions to the Company's existing credit facilities:

o Provides $44.5 million Senior Secured Term Loan Facility which is fully available at closing, and matures on March 31, 2009. Such loan will be secured on an equivalent basis with the same collateral that secures the Company's existing senior credit facility. Interest on this term loan will be LIBOR plus 5.75%. Interest is payable in kind (PIK) through March 31, 2004 and is payable in cash thereafter.

o Provides $4.375 million of incremental cash from the lenders party to the Company's existing senior credit facility. Cash will be drawn down in five equal quarterly installments beginning no later than December 31, 2002 pursuant to a term loan. Such loan will also be secured by the same collateral that secures the Company's existing credit facility, but ranks senior to all of our other indebtedness. Interest on this term loan will be LIBOR plus 4.00% and is payable in cash at the end of each interest period.

o Issuance of warrants to the new lenders to purchase 20% of the fully diluted common shares of the Company. A significant portion, but not all, of these warrants are immediately exercisable upon closing. The warrant exercise price is $0.01 per share of common stock. These warrants will expire five years from issuance. In addition, warrants will be issued to the Company's subordinated debt holders for 10% of the fully diluted common shares of the Company. Such warrants, however, will be exercisable only upon certain conditions relating to refinancing of the subordinated notes on certain terms. The warrant exercise price is $0.01 per share of common stock. These warrants will expire five years from issuance. If all, or substantially all, of the warrants were fully exercised, there would be significant dilution to the Company's existing stockholders.

         In conjunction with the new debt financing, the Company's existing Senior Credit Facility will be amended to effect the following changes:

o Principal payments on the Senior Credit Facility, scheduled for December 31, 2003, and March 31, 2004 are deferred to the final maturity date in 2009.

o Amendment of several covenants, including elimination of the minimum revenue and minimum EBITDA covenants through the second quarter of 2004, after which customary leverage and coverage covenants will be in effect.

         Also, in conjunction with the new debt financing, the Company's subordinated debt agreements will also be amended resulting in an extension of PIK interest on its senior subordinated notes by one year, to November 2006 and PIK dividends on its preferred stock will be extended by one year until November 2006, or until such time that all senior debt has been fully repaid, whichever is later.

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases. The words or phrases "believes", "expects", "estimates", "anticipates", "will", "will be", "could", "may" and "plans" and the negative or other similar words or expressions identify forward-looking statements made by or on behalf of the Company. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements made in this Form 10-Q and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management's current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could impact the Company include, but are not limited to:

o        Compliance with covenants for borrowing under our bank credit facility;

o        The availability of additional financing;

o        Successful marketing of our services to current and new customers;

o The existence of strategic alliances, relationships and suitable acquisitions;

o Technological, regulatory or other developments in the Company's business;

o Shifts in market demand and other changes in the competitive telecommunications sector;

         These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K, filed on April 1, 2002. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are an integrated communications provider offering facilities-based voice and data telecommunications services and web services primarily to small and medium-sized businesses in 30 second and third tier markets in 12 states in the northeastern and midwestern United States. Our offerings include local exchange and long distance service, high-speed data and Internet services, and web hosting and design services. Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, as well as other integrated communications providers.

         We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of June 30, 2002, we have connected 91% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

         We, and many financial analysts, evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by us to provide our services. Although the number of lines we service for each client may vary, our primary focus is on the small- to medium-sized business customer. On average, our clients have 5 lines or less. We plan to continue to focus on small- to medium-sized business clients.




The table below provides selected key operational data as of:

                                                June 30, 2002     June 30, 2001
                                                -------------     -------------


         Markets served                             30               28

         Number of switches-voice                   26               25

         Number of switches-data                    63               62

         Total central office collocations         530               445

         Estimated addressable market
            (Business lines)                       5.7 million       4.7 million

         Lines in service-total                    468,272           253,987

         Lines in service-voice                    452,593           246,071

         Lines in service-data                     15,679            7,916

         Total employees                           1,801             1,697

         Direct sales employees                    511               331

         Included in management's discussion and analysis of financial condition and results of operations are adjusted EBITDA amounts. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and non-cash charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service its debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. We expect that our adjusted EBITDA will become positive during 2002 as we expand our telecommunications services business.

Adjusted EBITDA was the following for the period ended:

(in thousands)

                                     Three Months Ended        Six Months Ended
                                     ------------------        -----------------
                            June 30,  March 31,  June 30,   June 30,  June 30,

                             2002       2002      2001       2002       2001
                             ----       ----      ----       ----       ----


Loss from operations     $(324,114)   $(33,205) $(52,093) $(357,319) $(104,773)
Non-cash adjustments:
   Depreciation &
        Amortization        16,533      16,174    21,370     32,707     42,131
  Deferred compensation      2,037       2,109     2,414      4,146      4,843
  Management ownership
      Allocation charge      5,348       5,367     6,595     10,715     13,106
  Specific bad debt
     reserves               11,800         800        --     12,600         --
  Other non-cash charges       571          --        --        571         --
  Loss on dispositions
     of assets                 533         245       801        778        801
  Impairment loss on
     intangible assets     283,251          --        --    283,251         --
                              -------   --------  -------  ---------     -------


Adjusted EBITDA            $(4,041)   $ (8,510) $(20,913)  $(12,551)   $(43,892)
                            ========  ========= =========  =========   =========


         During the first six months of 2002, we increased bad debt reserves for accounts receivable related to telecommunication carriers negatively affected by current economic conditions, including Global Crossing, WorldCom, and other distressed carriers. Global Crossing filed for bankruptcy on January 28, 2002 while WorldCom filed for bankruptcy on July 21, 2002. We have commenced legal action against AT&T for delays in payment of access revenues owed to us.

         During the three months ended June 30, 2002, we noted a significant asverse change in the business climate of the comapny and telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142. In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001

Revenue

         We generated $73.2 million in revenue during the three months ended June 30, 2002. This represents a 75.3% increase compared to revenue for the three months ended June 30, 2001 and a 3.7% increase compared to the three months ended March 31, 2002. The increase from the same quarter a year ago is primarily attributable to an increase in volume due to the increase in markets served (2) and in the number of lines in service (214,285). At June 30, 2002, we had a total installed base of 468,272 lines, as compared with 253,987 lines at June 30, 2001. The increase in revenues was partially offset by decreases in local and long distance usage and per-minute rates and Federal Communications Commission (FCC) mandated reductions for access rates reduced during the period. Revenue was generated principally from local calling services, long distance services, DSL and other data services, as well as e-services, including web design and hosting services. Revenue growth for local and long distance services is principally generated from capturing market share from other service providers. We have benefited and continue to benefit from the declining number of competitors in our market footprint. Revenue growth for the remainder of 2002 will also depend on our ability to obtain and retain a significant number of customers and selling additional value added services to our existing customers.

         We expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our clients, and revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in 2002 as we increase our client base, but on a declining per unit basis. Beyond 2002, access is expected to continue to decline on a per unit basis as the Federal Communications Commission's benchmark for established interstate access rates declines. Reciprocal compensation is also expected to decline beyond 2002.

         The market for high-speed data communications services and Internet access is intensely competitive. We offer data services in all 30 of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services.

         Our churn for the three months ended June 30, 2002, of our facilities-based business clients, increased slightly to an average of 1.4% per month. Our churn levels continue to compare favorably to the significant churn of clients within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

Network Costs

         Network costs for the three months ended June 30, 2002 were $40.4 million representing a 36.7% increase compared to network costs for the three months ended June 30, 2001; and a 4.2% decrease compared to network costs for the three months ended March 31, 2002. Network costs as a percentage of total revenues were 55.2% at June 30, 2002, down from 70.8% at June 30, 2001 and 59.8% at March 31, 2002.We believe that network costs as a percentage of revenue should continue to improve for the second half of 2002.

         The increase in network costs from the same period a year ago is consistent with the deployment of our networks and the increase in number of lines in service. We have increased our markets from 28 to 30, added 85 collocation sites and grown lines in service approximately 84.4% to 468,272 from 253,987. The decrease in network costs from the first quarter of 2002 is related to the reduction in unbundled network element (UNE) rates in New York State effective March 1, 2002, and the elimination of redundancies resulting from duplicate collocations acquired from FairPoint Communications Solutions ("FairPoint").

Our network costs include:

o        Leases of  high-capacity  digital lines that  interconnect  our network with established telephone company networks;

o        Leases of local loop lines which connect our clients to our network;

o        Leased space in  established  telephone  company  central  offices for collocating  our transmission equipment;

o        Completion of local calls originated by our clients, completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients; and

o        Leases of our inter-city network.

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

         During the three months ended June 30, 2002, we took possession of fiber networks in Springfield, Massachusetts and Providence, Rhode Island, from Fibertech Networks, bringing to 16 the number of markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 5 markets across our footprint. Our operational fiber network now consists of 1,759 operational route miles of intra- and inter-city fiber miles. Once complete, our fiber network will consist of approximately 3,400 fiber miles.

Gross Profit

         During the three months ended June 30, 2002 and 2001, we achieved gross profit (revenue less direct network costs) of $32.8 million, or 44.8% of revenue, and $12.2 million, or 29.2% of revenue, respectively. This represents a 169.0% increase over the same three months in 2001. Gross profit increased 15.3% from the three months ended March 31, 2002, from $28.4 million, or 40.2% of revenue. We expect that our gross profit as a percentage of revenue will improve as our revenue increases and we realize cost efficiencies in our network costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the three months ended June 30, 2002 were $56.6 million compared to selling, general and administrative expenses of $42.1 million and $45.2 million during the three months ended June 30, 2001 and March 31, 2002, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses increased from $33.1 million during the three months ended June 30, 2001 to $49.2 million during the three months ended June 30, 2002. For the three months ended March 31, 2002, selling, general and administrative expenses excluding non-cash deferred compensation and management allocation was $37.7 million.

         Excluding non-cash deferred compensation and management ownership allocation charges, the increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related growth in number of employees. In addition, we increased our bad debt reserves for certain accounts receivable related to telecommunication carriers negatively affected by current economic conditions, including WorldCom and other distressed carriers, by $11.8 million. WorldCom filed for bankruptcy on July 21, 2002. Accounts receivable related to the periods before this date may be uncollectible due to the bankruptcy protection. We have fully reserved this amount. We have also commenced legal action against AT&T for delays in the payment of access revenues owed us. The increase in selling, general and administrative expenses over the three months ended March 31, 2002 was $11.4 million or 25.1% and was primarily due to the increase in bad debt reserves as previously mentioned above. Excluding these charges, selling, general and administrative expenses decreased $0.1 million or approximately 0.3%. The decrease is due to costs incurred during the first quarter of 2002 for the migration of lines acquired from FairPoint onto our network and billing platforms that were non-recurring.

         The number of employees increased to 1,801 as of June 30, 2002 from 1,697 as of June 30, 2001,and decreased from 1,820 as of March 31, 2002. As of June 30, 2002, the number of direct sales employees was 511. This represents an increase of 180 employees from 331 as of June 30, 2001 and a decrease of 30 employees from 541 as of March 31, 2002.

         Our selling, general and administrative expenses include:

o        Costs   associated   with  sales  and  marketing,   client  care,
         billing,   corporate administration, personnel and network maintenance;

o        Network maintenance costs;


o        Administrative overhead and office lease expense; and


o        Bad debt expense.

         We expect selling, general and administrative expenses to remain stable or decline through the remainder of 2002 as our economies of scale improve.

Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the three months ended June 30, 2002 and 2001, we amortized $5.3 million and $6.6 million, respectively, of the deferred charge. Amortization expense declined from the same quarter a year ago due to the expiration of the period over which we may repurchase the securities of certain members of management. The amortization expense will further decline in the third quarter of 2002, as the deferred compensation related to securities of management will be fully amortized.

         We also recognized $2.0 million and $2.4 million of non-cash deferred compensation amortization during the three months ended June 30, 2002 and 2001, respectively. The amortization expense is expected to decrease significantly in the third quarter as the amounts related to the issuance of restricted shares to the employees of the former US Xchange will be fully amortized. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Impairment Loss On Intangible Assets

        During the three months ended June 30, 2002, we noted a significant asverse change in the business climate of the comapny and telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142. In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


Depreciation and Amortization

         Depreciation and amortization for the three months ended June 30, 2002 was $16.5 million. This represents a 22.6% decrease and a 2.2% increase compared to the three months ended June 30, 2001 and March 31, 2002, respectively. The decrease from the same quarter a year ago results from adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which requires us to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. Amortization from goodwill was $8.2 million during the three months ended June 30, 2001. This decrease was somewhat offset by the increase in depreciation expense related to the deployment of our networks and initiation of service in our markets in 2001 and early 2002. The increase in depreciation from the first quarter of 2002 was also related to network deployments as well as other asset acquisitions being placed in service during the first quarter. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

Interest Expense and Income

         Interest expense for the three months ended June 30, 2002 and 2001 was approximately $15.0 million and $13.6 million, respectively. Interest expense for the three months ended March 31, 2002 was $14.2 million. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and commitment fees on the unused senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes was payable in kind (PIK) for four years.

         Interest expense increased from the same quarter a year ago due to increases in the amount of borrowings during the quarter, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase slightly over the next quarter as we realize the full quarter impact of our fully drawn senior credit facility. Cash interest expense was $7.7 million for the three months ended June 30, 2002 as compared to $12.4 million for the three months ended June 30, 2001 and $7.2 million for the three months ended March 31, 2002.

         Interest income for the three months ended June 30, 2002 and 2001 was approximately $76,000 and $1.2 million, respectively. Interest income for the three months ended March 31, 2002 was $54,000. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to gradually decline as we use our surplus cash to fund operations and capital expenditures and market interest rates remain steady or decrease slightly for the remainder of 2002.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001



Revenue

         We generated $143.8 million in revenue during the six months ended June 30, 2002. This represents an increase of $67.2 million, or 87.7%, as compared to revenues of $76.6 million for the six months ended June 30, 2001. The increase from the same period a year ago is primarily attributable to an increase in volume due to an increase in markets served (2), an increase in the number of installed voice and data switches (2), and an increase in the number of lines in service (214,285). At June 30, 2002, we had a total installed base of 468,272 lines, as compared with 253,987 lines at June 30, 2001.

         Revenue was generated principally from local calling services, long distance services, DSL and other data services, as well as e-services, including web design and hosting services. Revenue growth for local and long distance services is principally generated from capturing market share from other service providers. We have benefited and continue to benefit from the declining number of competitors in our market footprint. Revenue growth for the remainder of 2002 will also depend on our ability to obtain and retain a significant number of customers, and selling additional value added services to our existing customers.

         We expect revenue from access charges that are based on other incumbent telephone companies' long distance calls made by and to our clients, and revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase in 2002 as we increase our client base, but on a declining per unit basis. Beyond 2002, access is expected to continue to decline on a per unit basis as the Federal Communications Commission's benchmark for established interstate access rates declines. Reciprocal compensation is also expected to decline beyond 2002.

         The market for high-speed data communications services and Internet access is intensely competitive. We offer data services in all 30 of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services.

         Our churn for the six months ended June 30, 2002, of our facilities-based business clients, has remained relatively stable at approximately 1.2% per month. Our churn levels continue to compare favorably to the significant churn of clients within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

Network Costs

         Network costs for the six months ended June 30, 2002 were $82.6 million representing a 48.7% increase compared to network costs for the six months ended June 30, 2001. Network costs as a percentage of total revenues decreased from 72.5% at June 30, 2001 to 57.5% at June 30, 2002. We believe that network costs as a percentage of revenue should continue to improve for the second half of 2002.

         The increase in network costs from the same period a year ago is consistent with the deployment of our networks and the increase in number of lines in service. We have increased our markets from 28 to 30, added 85 collocation sites and grown lines in service approximately 84.4% to 468,272 from 253,987.

Our network costs include:

o Leases of high-capacity digital lines that interconnect our network with established telephone company networks;

o        Leases of local loop lines which connect our clients to our network;

o Leased space in established telephone company central offices for collocating our transmission equipment;

o Completion of local calls originated by our clients, completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our ; and

o        Leases of our inter-city network.

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

         We have currently taken possession of fiber networks, using intra-city fiber to connect our collocations, in 16 markets. We plan to activate fiber in an additional 5 markets across our footprint. Our operational fiber network now consists of 1,759 operational route miles of intra- and inter-city fiber miles. Once complete, our fiber network will consist of approximately 1,900 intra-city fiber miles and 1,700 inter-city fiber miles.

Gross Profit

         During the six months ended June 30, 2002 and 2001, we achieved gross profit (revenue less direct network costs) of $61.2 million, or 42.5% of revenue, and $21.0 million, or 27.5% of revenue, respectively. This represents an increase of $40.1 million, or approximately 190.6%, over the same six months in 2001. We expect that our gross profit as a percentage of revenue will improve as our revenue increases and we realize cost efficiencies in our network costs.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the six months ended June 30, 2002 were $101.2 million compared to selling, general and administrative expenses of $82.9 million during the six months ended June 30, 2001, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses increased from $64.9 million during the six months ended June 30, 2001 to $86.9 million during the six months ended June 30, 2002. This represents an increase of $22.0 million or approximately 33.8%

         Excluding non-cash deferred compensation and management ownership allocation charges, the increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related growth in number of employees. During this period, salary, commissions and benefits increased approximately $8.1 million, directly related to headcount increases. The acquisition of Fairpoint Communications Solutions Corp. ("Fairpoint") also accounted for incremental expenses of $3.3 million in 2002. These increases were offset by decreases in other expense items including outsourcing costs of $1.3 million as we brought acess billing functions inhouse.

         We also increased the bad debt reserves during the first six months of 2002 for accounts receivable related to telecommunication carriers negatively affected by current economic conditions, including Global Crossing, WorldCom, and other distressed carriers, by $12.6 million. Global Crossing filed for bankruptcy on January 28, 2002 and WorldCom filed for bankruptcy on July 21, 2002. Accounts receivable related to the periods before those dates may be uncollectible due to the bankruptcy protection. We have fully reserved this amount. We have also commenced legal action against AT&T for delays in the payment of access revenues owed us.

       Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

o        Network maintenance costs;

o        Administrative overhead and office lease ; and

o        Bad debt expense.

         We expect selling, general and administrative expenses to remain stable or decline through the remainder of 2002 as our economies of scale improve.

Management Ownership Allocation Charge and Deferred Compensation

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the six months ended June 30, 2002 and 2001, we amortized $10.7 million and $13.1 million, respectively, of the deferred charge. Amortization expense declined from the same six months a year ago due to the expiration of the period over which we may repurchase the securities of certain members of management. The amortization expense will further decline in the third quarter of 2002, as the deferred compensation related to securities of management will be fully amortized.

         We also recognized $4.1 million and $4.8 million of non-cash deferred compensation amortization during the six months ended June 30, 2002 and 2001, respectively. The amortization expense is expected to decrease significantly in the third quarter as the amounts related to the issuance of restricted shares to the employees of the former US Xchange will be fully amortized. Deferred compensation was recorded in connection with membership units of Choice One Communications LLC sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

Impairment Loss On Intangible Assets

        During the six months ended June 30, 2002, we noted a significant asverse change in the business climate of the comapny and telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142. In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Depreciation and Amortization

         Depreciation and amortization for the six months ended June 30, 2002 was $32.7 million. This represents a decrease of $9.4 million, or 22.4%, compared to the six months ended June 30, 2001. The decrease from the same quarter a year ago results from adoption of No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" which requires us to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. Amortization from goodwill was $16.5 million during the six months ended June 30, 2001. This decrease was somewhat offset by the increase in depreciation expense related to the deployment of our networks and initiation of service in our markets in 2001. The increase in depreciation from the first quarter of 2002 was also related to network deployments as well as other asset acquisitions being placed in service during the first quarter. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

Interest Expense and Income

         Interest expense for the six months ended June 30, 2002 and 2001 was approximately $29.1 million and $28.6 million, respectively. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and commitment fees on the unused senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes was payable in kind (PIK) for four years.

         Interest expense increased from the same six months a year ago due to increases in the amount of borrowings during the quarter, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase slightly over the next quarter as we realize the full quarter impact of our fully drawn senior credit facility. Cash interest expense was $14.9 million for the six months ended June 30, 2002 as compared to $27.9 million for the six months ended June 30, 2001.

         Interest income for the six months ended June 30, 2002 and 2001 was approximately $130,000 and $3.8 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to gradually decline as we use our surplus cash to fund operations and capital expenditures and market interest rates remain steady or decrease slightly for the remainder of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had $18.8 million in cash and cash equivalents available. We did not have any further funding availability under our revolving credit facility and we were in default of our minimum revenue covenant under the senior credit facility for the three months ended June 30, 2002.

         On August 13, 2002, we received a commitment subject to definitive documentation including amendments to the company's existing credit agreements, as well as satisfaction of customary closing conditions, for new debt financing of $48.875 million and a waiver of the default of the revenue covenant from our lending institutions. Morgan Stanley Capital
Partners and the lenders of our subordinated credit facility agreed to provide to us a $44.5 million Senior Secured Term Loan Facility. This facility will be fully available at closing and matures on March 31, 2009. Additionally, such lenders and other existing senior lenders agreed to make available a separate term loan facility of $4.375 million to be drawn in five equal quarterly installments commencing on December 31, 2002 and maturing on February 1, 2009. The closing for the loans is scheduled to take place on or before September 9, 2002. We intend to use the net proceeds from these loans for our general corporate purposes.

         The following is a summary of the material terms of the new debt financing and the related required revisions to our existing credit facilities:

o Provides $44.5 million Senior Secured Term Loan Facility which is fully available at closing, and matures on March 31, 2009. Such loan will be secured on an equivalent basis with the same collateral that secures our existing senior credit facility. Interest on this term loan will be at LIBOR plus 5.75%. Interest is payable in kind (PIK) through March 31, 2004 and is payable in cash thereafter.

o Provides $4.375 million of incremental cash from the lenders party to our existing senior credit facility. Cash will be drawn down in five equal quarterly installments beginning no later than December 31, 2002 pursuant to a term loan. Such loan will also be secured by the same collateral that secures our existing credit facility, but ranks senior to all other indebtedness. Interest on this term loan accrues quarterly at LIBOR plus 4.00% and is payable in cash at the end of each interest period.

o Issuance of warrants to the new lenders to purchase 20% of the fully diluted common shares of the Company. A significant portion, but not all, of these warrants are immediately exercisable upon closing. The warrant exercise price is $0.01 per share of common stock. These warrants will expire five years from issuance. In addition, warrants will be issued to our subordinated debt holders for 10% of the fully diluted common shares of the Company. Such warrants, however, will be exercisable only upon certain conditions related to refinancing of the subordinated notes on certain terms. The warrant exercise price is $0.01 per share of common stock. These warrants will expire five years from issuance. If all, or substantially all, of the warrants were fully exercised, there would be significant dilution to our existing stockholders.

        In conjunction with the new debt financing, our existing Senior Credit Facility will be amended to effect the following changes:


o Principal payments on our Senior Credit Facility, scheduled for December 31, 2003, and March 31, 2004 are deferred to the final maturity date in 2009.

o Amendment of several covenants, including elimination of the minimum revenue and minimum EBITDA covenants through the second quarter of 2004, after which customary leverage and coverage covenants will be in effect.

         Also, in conjunction with the new debt financing, our subordinated debt agreements will be amended resulting in an extension of PIK interest on our senior subordinated notes by one year, to November 2006 and PIK dividends on our preferred stock will be extended by one year until November 2006 or until such time that all senior debt has been fully re-paid, whichever is later.

         We have reduced our cash utilization by $15.0 million, or 45.7%, from the first quarter of 2002. Our cash utilization for the three months ended June 30, 2002 was $17.8 million, compared with $32.8 million for the three months ended March 31, 2002. We have experienced net losses applicable to common stockholders of $349.8 million, $74.0 million and $57.8 million during the three month periods ended June 30, 2002, June 30, 2001 and March 31, 2002. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations during 2002, and compliance with our covenants under our credit facilities. The execution of our business strategy requires obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to meet our debt service obligations and fund working capital and capital expenditures.

         Our cash and cash equivalents will decline during 2002 in accordance with our plan. However, we believe that our cash flow from operations and the proceeds of our new debt financing will be sufficient to enable us to execute our business strategy until such time as we have positive cash flow from operations to fund working capital, capital expenditures and debt service requirements. We can make no assurances, however, that our estimates with respect to the occurrence and timing of positive cash flows will be accurate or that we will be able to complete our new debt financing within the time frame or on the terms presently agreed to with our lenders. Accordingly, it may be necessary for us to seek additional sources of capital, which may include capital lease financing, private equity, and other sources of funding, for the successful execution of our business strategy. Our estimates of funding may be inaccurate due to a variety of factors including delay in timely collection of amounts owed to us, regulatory changes, changes in technology, changing conditions within the industry and general economy, increased competition in price and service, changes in number of customers and penetration of new services, and changes in cost of our networks in each of our markets. Our collections from interexchange carriers and established telephone companies have been slower than those from end-users. Currently, we have commenced a legal action against AT&T for delays in access payments owed to us. Due to the uncertainty of all of these factors, actual funding available from operations and other sources may vary from expected amounts, possibly to a material degree, and such variations could affect our funding needs and could result in a default under our credit facilities.

         We cannot make any assurances that we would be successful in obtaining additional funding, if needed or advisable, on favorable terms or at all. In addition, financing in the form of equity could result in dilution to the common stockholders. In light of current adverse conditions in the general economy and specifically the telecommunications industry, it likely will be difficult to obtain public/private financing, bank financing, capital lease or vendor financing to continue funding our business. Failure to raise sufficient funds, as and when needed or advisable, may require us to modify, delay or abandon some, or all, of our future expenditures with respect to our business strategy, engage in assets sales or pursue other alternatives designed to enhance our liquidity or obtain relief from our obligations.

         Our failure to comply with the covenants and restrictions contained in our senior credit facility and subordinated note agreements could lead to default under those agreements. If such default were to occur, our lenders could declare all amounts owed to them immediately due and payable. In addition, our lenders could terminate their commitments to lend to us. If that event should occur, we can make no assurances that we would be able to make payments on our indebtedness, meet our working capital or capital expenditure requirements, or that we would be able to obtain additional financing, any of which would have a material adverse effect on our business financial condition and results of operations.

Financing Facilities

         As of June 30, 2002, we had borrowed the maximum amount, $350.0 million, available under our senior credit facility. At such date, there was $125.0 million outstanding under the term A loan, $125.0 million outstanding under the term B loan and $100.0 million outstanding under the revolving portion. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature. We were in default of the minimum revenue covenant under our senior credit facility for the three months ended June 30, 2002. We received a waiver of this covenant from our lending institutions. Such waiver is contingent upon the closing of $48.875 million in committed debt financing. As as result, we have classified our long-term debt as current. Upon closing of the new debt financing and assuming we are in compliance with our covenants, the debt will be reclassified as long-term. See Note 13 to the Consolidated Financial Statements for further details on the new debt financing.

         As of June 30, 2002, we had principal borrowings of $190.0 million in subordinated notes, excluding the discount of $3.0 million and interest payable in kind of $3.6 million, which is subordinated to the senior credit facility. The interest expense on the subordinated notes is payable in kind (PIK) at a fixed rate of 13.0%, accreting to principal semi-annually, until November 2005. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. During the second quarter of 2002, $11.7 million in PIK interest accreted to principal. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

         As described above, we have obtained a commitment for new debt financing of $48.875 million, which is subject to definitive documentation including amendments to our existing credit agreements, as well as satisfaction of customary closing conditions.

Cash Flows

         We have incurred significant operating and net losses since our inception. We expect to have positive adjusted EBITDA during 2002. However, we expect to experience operating losses as we continue to penetrate our markets. As of June 30, 2002, we had an accumulated deficit of $889.5 million. Net cash used for operating activities was approximately $39.3 million and $69.1 million for the six months ended June 30, 2002 and 2001, respectively. The net cash used for operating activities during the six months ended June 30, 2002 and 2001 was primarily due to operating losses incurred while we grew our client base.

         Net cash provided by financing activities was $54.8 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities for the six months ended June 30, 2002 and 2001, was related to borrowings under the senior credit facility.

         Net cash used in investing activities was $11.2 million and $23.1 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities for the six months ended June 30, 2002 related to capital expenditures offset slightly by the proceeds from the sale of non-essential corporate assets. Net cash used in investing activities for the six months ended June 30, 2001 related to capital expenditures, the maturity of short term investments and the release of restricted cash for the quarterly interest payments on the subordinated debt.

Capital Requirements

         Capital expenditures were $12.2 million and $43.2 million for the six months ended June 30, 2002 and 2001, respectively. We expect that our capital expenditures will remain steady or decrease slightly for the remaining quarters of 2002 and will remain well below the level of 2001. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry.

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

Revenue recognition. Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. We recognize revenue from switched access and reciprocal compensation based on management's best estimate of its collectibility being reasonably assured. Certain judgments in measuring revenue may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in future operating losses.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers and interexchange carriers to make the required payments. If the financial condition of our customers and the interexchange carriers were to further deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in additional expense to us and affecting our results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". We adopted this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142 during the first quarter of 2002. Based on an analysis that considered the future cash flows of the Company and market capitalization information, the evaluation noted no impairment of goodwill at that time. During the three months ended June 30, 2002, the Company noted a significant adverse change in the business climate of the Company and telecommunications industry in general. These circumstances required the Company to perform an interim goodwill impairment test. As a result, the Company recorded an impairment charge of $283,0 million. The amount of this impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142.In addition, the Company recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the Company's web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."


         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. We expect to adopt this standard effective January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material impact on the company's financial statements or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which related to extinguishment of debt. It rescinds FASB No. 44, which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. We adopted this standard on April 1, 2002. The adoption did not have a material impact on the company's financial statements or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard amends Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We expect to adopt this standard effective January 1, 2003. We do not expect the adoption of SFAS No. 146 to have a material impact on the company's financial statements or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2002, the carrying value of our debt obligations, excluding capital lease obligations, was $540.6 million and the fair value of those obligations was $578.5 million. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at June 30, 2002, would have resulted in an increase in fair value of long-term debt by approximately $20.8 million.

         Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at June 30, 2002, would have resulted in an approximate increase in cash required for interest on variable rate debt during the next three fiscal years of $1.6 million per year, declining to $1.5 and $1.3 million in the fourth and fifth years, respectively.

         As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations and, subject to limitations and conditions, are required by our credit facility. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

         At June 30, 2002, we had interest rate swap agreements for a notional amount of $187.5 million. Based on the fair value of the interest rate swaps at June 30, 2002, it would have cost us $15.1 million to terminate the agreements. A hypothetical decrease of 100 basis points in the swap rate would have increased the cost to terminate these agreements by approximately $4.9 million.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

                  On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T") . This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company's complaint seeks damages in the amount of $13.31 million from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. An Answer was filed by AT&T. The Company has filed a Reply. On April 26, 2002, the Company filed a motion for partial summary judgment based upon AT&T's failure to pay the Company's invoices on account, and for a declaration that AT&T materially breached its agreements for failure to pay. This motion has been fully briefed and oral argument is tentatively scheduled for August 30, 2002. AT&T has cross moved for partial summary judgment, seeking dismissal of several of the Company's causes of action. The Company's responsive papers are due on August 30, 2002.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  The Company was in default of the minimum revenue covenant under its senior credit facility for the three months ended June 30, 2002. The Company received a waiver of this covenant from its lending institutions. Such waiver is contingent upon the closing of $49 million in new debt financing. As a result, the Company has classified its long-term debt as current. Upon the closing of the additional financing and assuming the Company is in compliance with its covenants, the debt will be reclassified as long term. See Note 13 to the Consolidated Financial Statements for further details on additional financing.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Election of Directors - At the Annual Meeting of Stockholders held on May 22, 2002, stockholders re-elected current directors Steve M. Dubnik and Bruce M. Hernandez.

                                          Votes Cast
                                          ----------
                           For       Against     Abstain     Broker Non-Votes
                          -----      -------     -------     ----------------
   Steve M. Dubnik      29,542,479   217,741    10,580,656          0

   Bruce M. Hernandez   29,703,328    56,892    10,580,656          0

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

B.       Reports on Form 8-K

                  On June, 11, 2002, the Company filed a report on Form 8-K to report on the Audit Committee's decision not to re-engage Arthur Andersen LLP ("Andersen") as the independent auditor for the Choice One Communications Inc. 401(k) Profit Sharing Plan and Trust (the "Plan").

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHOICE ONE COMMUNICATIONS INC.
                                   Registrant


DATE: August 14, 2002              By:
                                       -------------------------------
                                   Steve M. Dubnik, Chairman and Chief
                                   Executive Officer


                                   By:
                                       -------------------------------
                                   Ajay Sabherwal, Executive Vice President,
                                   Finance and Chief Financial Officer
                                   (Principal Financial Officer)

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
                                              Statement


     3.3        Certificate of Designations   Incorporated   by   reference
                for Series A Senior           from   Exhibit   3.1  to  the
                Cumulative Preferred Stock    August  10,  2000 8-K  filing
                                              located under the  Securities
                                              and Exchange  Commission File
                                              No. 29279

     3.4        Certificate of Amendment of   Incorporated by reference
                Certificate of                from Exhibit 3.4 to the
                Incorporation with            Company's 10-Q filed on May
                Certificate of                15, 2002.
                Designations, Preferences
                and Rights of Series A
                Senior Cumulative Preferred
                Stock dated March 30, 2002

     10.1       1998 Management Stock         Incorporated   by   reference
                Incentive Plan of Choice      from   Exhibit   4.1  to  the
                One Communications Inc.       September    29,   2000   S-8
                (May 2000 Restatement)        located under  Securities and
                                              Exchange  Commission File No.
                                              333-47002


     10.2 Amendment No. 1 to the 1998 Incorporated by reference Management Stock Incentive from Exhibit 4.4 to the
                Plan of Choice One            December    21,    2001   S-8
                Communications Inc. (May      located under  Securities and
                2000 Restatement)             Exchange  Commission File No.
                                              333-75712

     10.3       1999 Directors' Stock         Incorporated   by   reference
                Incentive Plan of Choice      from   Exhibit   4.1  to  the
                One Communications Inc.       September    29,   2000   S-8
                                              located under  Securities and
                                              Exchange  Commission File No.
                                              333-47008

     10.4       Transaction Agreement,        Incorporated   by   reference
                dated as of July 8, 1998,     from   Exhibit  10.3  to  the
                among Choice One              February  2000   Registration
                Communications Inc., Choice   Statement
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

     10.5       Amendment No. 1 dated as of   Incorporated   by   reference
                December 18, 1998 to          from   Exhibit  10.4  to  the
                Transaction Agreement,        February  2000   Registration
                dated as of July 8, 1998,     Statement
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

     10.6       Amendment No. 2 dated as of   Incorporated   by   reference
                February 18, 1999 to          from   Exhibit  10.5  to  the
                Transaction Agreement,        February  2000   Registration
                dated as of July 8, 1998,     Statement
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

     10.7       Amendment No. 3 dated as of   Incorporated   by   reference
                May, 14 1999 to Transaction   from   Exhibit  10.6  to  the
                Agreement, dated as of July   February  2000   Registration
                8, 1998, among Choice One     Statement
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

     10.8       Amendment No. 4 dated as of   Incorporated   by   reference
                June 30, 1999 to              from   Exhibit  10.7  to  the
                Transaction Agreement,        February  2000   Registration
                dated as of July 8, 1998,     Statement
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

     10.9       Amendment No. 5 dated as of   Incorporated   by   reference
                June 30, 1999 to              from   Exhibit  10.8  to  the
                Transaction Agreement,        February  2000   Registration
                dated as of July 8, 1998,     Statement
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

    10.10       Amendment No. 6 dated as of   Incorporated by reference
                November 18, 1999 to          from Exhibit 10.9 to the
                Transaction Agreement,        February 2000 Registration
                dated as of July 8, 1998,     Statement
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

    10.11       Amendment No. 7 dated as of   Incorporated by reference
                August 1, 2000 to             from Exhibit 10.2 to the
                Transaction Agreement,        Company's 8-K filed on
                dated as of July 8, 1998,     August 10, 2000
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C
                and holders of Investor
                Equity and Management Equity

    10.12       Amendment No. 8 dated as of   Incorporated by reference
                December 20, 2000 to          from Exhibit 10.11 to the
                Transaction Agreement,        Company's 10-K filed on
                dated as of July 8, 1998,     March 6, 2001
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C
                and holders of Investor
                Equity and Management Equity

    10.13       Amendment No. 9 dated as of   Incorporated by reference
                March 13, 2001 to             from Exhibit 10.12 to the
                Transaction Agreement,        Company's 10-Q filed on
                dated as of July 8, 1998,     August 14, 2001
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

    10.14       Amendment No. 10 dated as     Incorporated by reference
                of June 21, 2001 to           from Exhibit 10.12 to the
                Transaction Agreement,        Company's 10-Q filed on
                dated as of July 8, 1998,     August 14, 2001
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management Equity

    10.15       Amendment No. 10 dated as     Incorporated by reference
                of November 9, 2001 to        from Exhibit 10.15 to the
                Transaction Agreement,        Company's 10-K filed on
                dated as of July 8, 1998,     April 1, 2002
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management
                Equity (this Amendment No.
                10 is a distinct and
                separate amendment from the
                Amendment No. 10 dated June
                21, 2001 referenced in
                Exhibit 10.14 above)

    10.16       Amendment No. 11 dated as     Incorporated by reference
                of December 19, 2001 to       from Exhibit 10.16 to the
                Transaction Agreement,        Company's 10-K filed on
                dated as of July 8, 1998,     April 1, 2002
                among Choice One
                Communications Inc., Choice
                One Communications L.L.C.
                and holders of Investor
                Equity and Management
                Equity

    10.17       Registration Rights           Incorporated by reference
                Agreement dated as of July    from Exhibit 10.10 to the
                8, 1998, among Choice One     February 2000 Registration
                Communications Inc., the      Statement
                Investor Holders and the
                Management Holders

    10.18       Amendment No. 1 dated as of   Incorporated by reference
                February 18, 1999 to          from Exhibit 10.11 to the
                Registration Rights           February 2000 Registration
                Agreement dated as of July    Statement
                8, 1998, among Choice One
                Communications Inc., the
                Investor Holders and the
                Management Holders

    10.19       Amendment No. 2 dated as of   Incorporated by reference
                June 30, 1999 to              from Exhibit 10.12 to the
                Registration Rights           February 2000 Registration
                Agreement dated as of July    Statement
                8, 1998, among Choice One
                Communications Inc., the
                Investor Holders and the
                Management Holders

    10.20       Amendment No. 3 dated as of   Incorporated by reference
                June 30, 1999 to              from Exhibit 10.13 to the
                Registration Rights           February 2000 Registration
                Agreement dated as of July    Statement
                8, 1998, among Choice One
                Communications Inc., the
                Investor Holders and the
                Management Holders

    10.21       Amendment No. 4 dated as of   Incorporated by reference
                August 1, 2000 to             from Exhibit 10.1 to the
                Registration Rights           Company's 8-K filed on
                Agreement dated as of July    August 10, 2000
                8, 1998, among Choice One
                Communications Inc., the
                Investor Holders and the
                Management Holders

    10.22       Amendment No. 5 dated as of   Incorporated by reference
                November 9, 2001 to           from Exhibit 10.22 to the
                Registration Rights           Company's 10-K filed on
                Agreement dated as of July    April 1, 2002
                8, 1998, among Choice One
                Communications Inc., the
                Investor Holders and the
                Management Holders

    10.23       Amendment No. 6 dated as of   Filed herewith
                May 22, 2002 to
                Registration Rights
                Agreement dated as of July
                8, 2002 among Choice One
                Communications Inc., the
                Investor Holders and the
                Management Holders.

    10.24       Debt Registration Rights      Incorporated by reference
                Agreement dated as of         from Exhibit 10.23 to the
                November 9, 2001 among        Company's 10-K filed on
                Choice One Communications     April 1, 2002
                Inc., Morgan Stanley Senior
                Funding, Inc., First Union
                Investors and CIBC Inc.

    10.25       Equity Registration Rights    Incorporated by reference
                Agreement dated as of         from Exhibit 10.24 to the
                November 9, 2001 among        Company's 10-K filed on
                Choice One Communications     April 1, 2002
                Inc., Morgan Stanley Senior
                Funding, Inc., First Union
                Investors and CIBC Inc.

    10.26       Investor Rights Agreement     Incorporated by reference
                dated as of December 19,      from Exhibit 10.25 to the
                2001 between FairPoint        Company's 10-K filed on
                Communications Solutions      April 1, 2002
                Corp. and Choice One
                Communications Inc.

    10.27       Form of Executive Purchase    Incorporated by reference
                Agreement dated July 8,       from Exhibit 10.14 to the
                1998 among the Choice One     February 2000 Registration
                Communication Inc., Choice    Statement
                One Communications L.L.C.
                and Certain Executives of
                the Registrant

    10.28       Executive Purchase            Incorporated by reference
                Agreement dated as of July    from Exhibit 10.15 to the
                8, 1998 among the Choice      February 2000 Registration
                One Communication Inc.,       Statement
                Choice One Communications
                L.L.C. and Steve M. Dubnik

    10.29       Executive Purchase            Incorporated by reference
                Agreement dated as of July    from Exhibit 10.16 to the
                8, 1998 among the Choice      February 2000 Registration
                One Communication Inc.,       Statement
                Choice One Communications
                L.L.C. and Mae Squire-Dow

    10.30       Executive Purchase            Incorporated by reference
                Agreement dated as of July    from Exhibit 10.17 to the
                8, 1998 among the Choice      February 2000 Registration
                One Communication Inc.,       Statement
                Choice One Communications
                L.L.C. and Philip Yawman

    10.31       Executive Purchase            Incorporated by reference
                Agreement dated as of July    from Exhibit 10.18 to the
                8, 1998 among the Choice      February 2000 Registration
                One Communication Inc.,       Statement
                Choice One Communications
                L.L.C. and Kevin Dickens

    10.32       Executive Purchase            Incorporated by reference
                Agreement dated as of July    from Exhibit 10.19 to the
                8, 1998 among the Choice      February 2000 Registration
                One Communication Inc.,       Statement
                Choice One Communications
                L.L.C. and Ajay Sabherwal

    10.33       Second Amended and Restated   Incorporated by reference
                Credit Agreement dated as     from Exhibit 10.8 to the
                of August 1, 2000 among the   Company's 8-K filed on
                Registrant as Guarantor,      August 10, 2000
                subsidiaries of the
                Registrant, as Borrowers,
                First Union Investors,
                Inc., as Administrative
                Agent, General Electric
                Capital Corporation, as
                Syndication Agent, and
                Morgan Stanley Senior
                Funding, Inc. as
                Documentation Agent and the
                lenders thereto

    10.34       Amendment to the Second       Incorporated by reference
                Amended and Restated Credit   from Exhibit 10.1 to the
                Agreement dated as of March   Company's S-3 Registration
                31, 2001 among the            Statement filed on May 7,
                Registrant as Guarantor,      2001
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

    10.35       Amendment to the Second       Incorporated by reference
                Amended and Restated Credit   from Exhibit 10.34 to the
                Agreement dated as of         Company's 10-Q filed on May
                August 30, 2001 among the     15, 2002.
                Registrant as Guarantor,
                subsidiaries of the
                Registrant, as Borrowers,
                First Union Investors,
                Inc., as Administrative
                Agent, General Electric
                Capital Corporation, as
                Syndication Agent, and
                Morgan Stanley Senior
                Funding, Inc. as
                Documentation Agent and the
                lenders thereto

    10.36       Lease between the             Incorporated by reference
                Registrant and                from Exhibit 10.21 to the
                Bendersen-Rochester           February 2000 Registration
                Associates, LLC dated         Statement
                October 14, 1998, as amended

    10.37       Unit Purchase Agreement       Incorporated by reference
                dated as of October 21,       from Exhibit 10.22 to the
                1999 among the Registrant,    February 2000 Registration
                Atlantic Connections          Statement
                L.L.C., ACL
                Telecommunications, LTD.,
                Paul Cissel, Antonio Lopez,
                Jr. and North Atlantic
                Venture Fund II, L.P

    10.38       General Agreement between     Incorporated by reference
                the Registrant and Lucent     from Exhibit 10.23 to the
                Technologies effective as     February 2000 Registration
                of July 17, 1998, as amended  Statement

    10.39       Service Bureau Agreement      Incorporated by reference
                between the Registrant and    from Exhibit 10.24 to the
                Saville Systems Inc.          February 2000 Registration
                effective September 30, 1998  Statement

    10.40       Agreement and Plan of         Incorporated by reference
                Merger by and among Choice    from Exhibit 99.2 to the
                One Communications Inc.,      Company's 8-K/A filed on May
                Barter Acquisition            16, 2000
                Corporation, US Xchange,
                Inc. and the Stockholder of
                US Xchange, Inc. dated as
                of May 14, 2000

    10.41       Securities Purchase           Incorporated by reference
                Agreement dated as of         from Exhibit 10.7 to the
                August 1, 2000 among Morgan   Company's 8-K filed on
                Stanley Dean Witter Capital   August 10, 2000
                Partners IV, L.P., Morgan
                Stanley Dean Witter Capital
                Partners IV 892 Investors,
                L.P., Morgan Stanley Dean
                Witter Capital Investors
                IV, L.P., and Choice One
                Communications Inc.
                relating to the purchase
                and sale of securities of
                Choice One Communications
                Inc.

    10.42       Agreement dated as of March   Incorporated by reference
                31, 2002 between Choice One   from Exhibit 10.41 to the
                Communications Inc. and the   Company's 10-Q filed on May
                Holders set forth on the      15, 2002.
                signature pages thereto
                (Morgan Stanley Dean Witter
                Capital Partners IV, L.P.,
                MSDW IV 892 Investors,
                L.P., Morgan Stanley Dean
                Witter Capital Investors
                IV, L.P.)

    10.43       Warrant to purchase shares    Incorporated by reference
                of Common Stock of Choice     from Exhibit 10.4, 10.5 and
                One Communications Inc.       10.6 to the Company's 8-K
                                              filed on August 10, 2000

    10.44       Warrant to Purchase Shares    Incorporated by reference
                of Common Stock of Choice     from Exhibit 10.42, 10.43
                One Communications Inc.       and 10.44to the Company's
                                              10-K filed on April 1, 2002

    10.45       Form of Warrant for the       Incorporated by reference
                Purchase of Shares of         from Exhibit 10.44 to the
                Common Stock of Choice One    Company's 10-Q filed on May
                Communications Inc.           15, 2002.

    10.46       Form of Warrant for the       Incorporated by reference
                Purchase of Shares of         from Exhibit 10.45 to the
                Common Stock of Choice One    Company's 10-Q filed on May
                Communications Inc.           15, 2002.
                (warrant to purchase a
                number of shares in
                accordance with the
                definition of warrant share
                amount)



    10.47       Bridge Financing Agreement    Incorporated by reference
                dated as of August 1, 2000    from Exhibit 10.3 to the
                among Choice One              Company's 8-K filed on
                Communications Inc., the      August 10, 2000
                Lenders party hereto, and
                Morgan Stanley Senior
                Funding, Inc., as
                Administrative Agent

    10.48       Form of Rollover Note for     Incorporated by reference
                the Bridge Financing          from Exhibit 10.46 to the
                Agreement dated as of         Company's 10-K filed on
                August 1, 2000 among Choice   April 1, 2002
                One Communications Inc.,
                the Lenders party hereto,
                and Morgan Stanley Senior
                Funding, Inc., as
                Administrative Agent

    10.49       Fiber Optic Agreement and     Incorporated by reference
                Grant of IRU dated August     from Exhibit 10.9 to the
                1, 2000 by and between        Company's 8-K filed on
                Choice One Communications     August 10, 2000
                Inc. and RVP Fiber Company,
                L.L.C.

    10.50       Form of Executive             Incorporated by reference
                Employment Agreement          from Exhibit 10.10 to the
                between former executives     Company's 8-K filed on
                of US Xchange, Inc. and       August 10, 2000
                Choice One Communications
                Inc.

    10.51       Master Facilities Agreement   Incorporated by reference
                between Fiber Technologies    from Exhibit 10.1 to the
                Operating Company, LLC and    Company's 10-Q for the Choice
                One Communications Inc.       quarter ended June 30, 2000
                dated as of May 31, 2000 *

    10.52       Addendum Number One 5ESS(R)   Incorporated by reference
                Switch and Transmission       from Exhibit 10.1 to the
                Systems Purchase Agreement    Company's 10-Q for the
                between Choice One            quarter ended March 31, 2000
                Communications Inc. and
                Lucent Technologies Inc.
                dated as of
                January 1, 2000**

    10.53       Choice One Communications     Incorporated by reference
                Inc. 401(K) Plan              from Exhibit 4.3 to the
                                              October 23, 2000 S-8 located under
                                              Securities and Exchange Commission
                                              File No. 333-48430


    10.54       Amendment No.1 and No. 2 to   Incorporated by reference
                the Choice One                from Exhibit 4.4 to the
                Communications Inc. 401(K)    December 21, 2001 S-8
                Plan                          located under Securities and
                                              Exchange Commission File No.
                                              333-75710

    10.55       Network Transition            Incorporated by reference
                Agreement dated as of         from Exhibit 10.53 to the
                November 7, 2001 between      Company's 10-K filed on
                FairPoint Communications      April 1, 2002
                Solutions Corp., Choice One
                Communications Inc. and
                selected subsidiaries of
                Choice One Communications
                Inc.

     99.1       Certification by Chief        Filed herewith
                Executive Officer Pursuant
                to 18 U.S.C. Section 1350,
                as adopted pursuant to
                Section 906 of the
                Sarbanes-Oxley Act of 2002

     99.2       Certification by Chief        Filed herewith
                Financial Officer Pursuant
                to 18 U.S.C. Section 1350,
                as adopted pursuant to
                Section 906 of the
                Sarbanes-Oxley Act of 2002


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