Form 10-Q/A
period 2002-06-09
CHOICE ONE COMMUNICATIONS INC
filed 2002-09-18
CIK 1091953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                   CHOICE ONE COMMUNICATIONS INC.
                                   Registrant


DATE: August 14, 2002              By: /s/Steve M. Dubnik
                                       -------------------------------
                                   Steve M. Dubnik, Chairman and Chief
                                   Executive Officer


                                   By: /s/Ajay Sabherwal
                                       -------------------------------
                                   Ajay Sabherwal, Executive Vice President,
                                   Finance and Chief Financial Officer
                                   (Principal Financial Officer)

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