Form 10-Q
period 2002-09-30
CHOICE ONE COMMUNICATIONS INC
filed 2002-11-15
CIK 1091953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          Quarterly Report on Form 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from ______ to ______


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

                                 (585) 246-4231
              (Registrant's telephone number, including area code)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

As of November 12, 2002, there were outstanding 42,342,981 shares of the registrant's common stock, par value $0.01 per share.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION



Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2002
               and December 31, 2001..........................................2

              Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30,2001..........3

              Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001.........4

              Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2002 and September 30, 2001.........5

              Notes to Condensed Consolidated Financial Statements............6

              Cautionary Statement On Forward-Looking Statements.............20

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations... ......................................20

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....39

Item 4.       Disclosure Controls and Procedures.............................39

PART II. OTHER INFORMATION

Item 1.       Legal
              Proceedings....................................................40

Item 2.       Changes in Securities and Use of Proceeds......................40

Item 3.       Defaults Upon Senior Securities............... ................40

Item 4.       Submission of Matters to a Vote of Security Holders............40

Item 5.       Other Information..............................................41

Item 6.       Exhibits and Reports on Form 8-K...............................41

Signatures...................................................................42

Certifications...............................................................43

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED Consolidated Balance Sheet
                     (amounts in thousands, except share and per share data)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002           2001
                                                     (Unaudited)

                  ASSETS
Current Assets:
   Cash and cash equivalents.....................      $ 42,327       $ 14,415
   Accounts receivable, net......................        40,914         40,239
   Prepaid expenses and other current assets.....         2,435          1,910
                                                       ----------     ---------

         Total current assets....................        85,676         56,564

Property and equipment, net......................       334,990        361,768

Goodwill, net....................................            --        282,905
Intangible assets, net...........................        51,341         58,922
Other assets, net................................         6,905          6,419
                                                       ----------     ---------

        Total assets............................       $478,912       $766,578
                                                       ==========     =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current Liabilities:
   Current portion of capital leases for indefeasible
    rights to use fiber                                $    474       $    310
   Accounts payable..............................        16,983         12,629
   Accrued expenses..............................        50,609         49,962
                                                       ----------     ---------
        Total current liabilities...............         68,066         62,901

Long-Term Debt and Other Liabilities:
   Long-term debt................................       587,243        473,432
   Interest rate swaps...........................        20,082         13,484
   Other long-term liabilities...................         3,026             --
   Long-term capital leases for indefeasible
    rights to use fiber..........................        21,461         12,550
                                                       ----------     ---------
        Total long-term debt and other liabilities.     631,812        499,466

Commitments and Contingencies (Note 13)

Redeemable Preferred Stock:
   Series A preferred stock, $0.01 par value, 340,000
     shares authorized, 251,588 and 200,000 shares
     issued and outstanding as of September 30, 2002
     and December 31, 2001, respectively, ($269,199
     liquidation value)..........................       231,420        200,780

Stockholders' (Deficit)/Equity:
   Undesignated preferred stock, $0.01 par value,
     4,600,000 shares authorized, no shares issued
     and outstanding.............................            --             --
   Common stock, $0.01 par value, 150,000,000 shares
     authorized, 41,795,080 and 40,431,583 shares
     issued as of  September 30, 2002 and December
     31, 2001, respectively......................           418            404
   Additional paid-in capital....................       512,755        537,059
   Deferred compensation.........................          (788)       (16,896)
   Treasury stock, 135,415 and 132,328 shares as of
     September 30, 2002 and December 31, 2001,
     respectively, at cost.......................          (473)          (480)
   Accumulated deficit...........................      (944,216)      (503,172)
   Accumulated other comprehensive loss..........       (20,082)       (13,484)
                                                      ------------   ----------
         Total stockholders' (deficit)/equity....      (452,386)         3,431
                                                      ------------   ----------
         Total liabilities and stockholders'
          (deficit)/equity.......................     $ 478,912       $766,578
                                                      ============   ==========


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     2002                2001
                                                  -----------        -----------
                                                  (unaudited)        (unaudited)

Revenue....................................       $   74,439         $  48,792

Operating expenses:
     Network costs.........................           40,304            31,005
     Selling, general and administrative,
       including non-cash deferred
       compensation of $762 and $2,350 in
       2002 and 2001, respectively, and
       non-cash management ownership allocation
       charge of $ 200 and $6,040 in 2002
       and 2001, respectively..............           38,469            43,190
     Impairment loss on long-lived assets..           11,273                --
     Loss on disposition of assets.........               36                --
     Restructuring costs...................            5,283                --
     Depreciation and amortization.........           18,427            22,544
                                                   ----------         ----------

           Total operating expenses........          113,792            96,739
                                                   ----------         ----------

Loss from operations.......................         (39,353)           (47,947)

Other income/(expense):
     Interest income.......................             108                827
     Interest expense......................         (15,473)           (13,761)
                                                   ----------         ----------

Total other income/(expense), net..........         (15,365)           (12,934)
                                                   ----------         ----------

Net loss...................................         (54,718)           (60,881)

Accretion on preferred stock...............           2,125              1,778
Accrued dividends on preferred stock.......           9,114              7,942
                                                   ----------         ----------

Net loss applicable to common stockholders.        $(65,957)         $ (70,601)
                                                   ==========         ==========

Net loss per share, basic and diluted......        $  (1.47)         $   (1.78)
                                                   ==========         ==========

Weighted average number of shares outstanding,
     basic and diluted.....................      44,974,102         39,594,628
                                                 ============       ============


Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"

Net loss ..................................        $(54,718)         $ (60,881)
Goodwill amortization......................              --              8,262
                                                   ----------         ----------

Adjusted net loss .........................         (54,718)           (52,619)
Accretion and accrued dividends on
  preferred stock..........................          11,239              9,720
                                                   ----------         ----------

Adjusted net loss applicable to common
  stock holders............................       $ (65,957)         $ (62,339)
                                                 ============        ===========

Net loss per share, basic and diluted,
 as reported...............................       $   (1.47)         $   (1.78)
Goodwill amortization per share............              --               0.21
                                                 -----------          ----------
Adjusted net loss per share, basic and
 diluted...................................       $   (1.47)         $   (1.57)
                                                 ===========         ===========


  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (amounts in thousands, except share and per share data)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,

                                                     2002               2001
                                                   -----------      -----------
                                                   (unaudited)      (unaudited)


Revenue.....................................       $ 218,225         $ 125,394

Operating expenses:
     Network costs..........................         122,923            86,562
     Selling, general and administrative,
       including non-cash deferred
       compensation of $4,909 and $7,193 in
       2002 and 2001, respectively, and
       non-cash management ownership
       allocation charge of $10,915
       and $19,146 in 2002 and 2001,
       respectively.........................         140,218           126,076
     Impairment loss on long-lived assets...         294,524                --
     Loss on disposition of assets..........             814               801
     Restructuring costs....................           5,283                --
     Depreciation and amortization..........          51,135            64,675
                                                   -----------        ----------

           Total operating expenses.........         614,897           278,114
                                                   -----------        ----------

Loss from operations.......................         (396,672)         (152,720)

Other income/(expense):
     Interest income.......................              239             4,606
Interest expense...........................          (44,611)          (42,404)
                                                   -----------        ----------
Total other income/(expense), net..........          (44,372)          (37,798)
                                                   -----------        ----------

Net loss...................................         (441,044)         (190,518)

Accretion on preferred stock...............            6,122             5,129
Accrued dividends on preferred stock.......           26,427            23,030
                                                   -----------        ----------

Net loss applicable to common stockholders         $(473,593)        $(218,677)
                                                   ===========       ===========

Net loss per share, basic and diluted......        $  (10.94)        $   (5.52)
                                                   ===========       ===========

Weighted average number of shares
   outstanding, basic and diluted..........       43,305,779        39,593,485
                                                  ============      ============


Adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"

Net loss ..................................        $(441,044)        $(190,518)
Goodwill amortization......................                --           24,747
                                                  ------------       -----------
Adjusted net loss .........................         (441,044)         (165,771)
Accretion and accrued dividends on
   preferred stock.........................           32,549            28,159
                                                  ------------       -----------
Adjusted net loss applicable to common
   stockholders............................        $(473,593)        $(193,930)
                                                  ============       ===========

Net loss per share, basic and diluted,
   as reported.............................        $  (10.94)        $   (5.52)

Goodwill amortization per share............               --              0.63
                                                  ------------       -----------
Adjusted net loss per share, basic
   and diluted.............................        $  (10.94)        $   (4.89)
                                                  ============       ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                           2002          2001
                                                        (unaudited)  (unaudited)
Cash flows from operating activities:
     Net loss...............................       $ (441,044)       $(190,518)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Loss on disposition of assets.......              814              801
        Depreciation and amortization.......           51,135           64,675
        Impairment loss on long-lived assets.         294,524               --
Non-cash interest on subordinated notes.....           18,188               --
        Amortization of deferred financing
         costs..............................            3,096            2,598
        Amortization of discount on debt....              422               --
        Deferred compensation and management
         ownership allocation charge........           15,824           26,338

        Changes in assets and liabilities:
           Accounts receivable, net.........             (675)         (12,853)
           Prepaid expenses and other assets             (538)          (1,798)
           Accounts payable and accrued
            expenses........................            8,236            9,590
                                                     ---------         ---------

         Net cash used in operating
           activities........................         (50,019)        (101,167)

Cash flows from investing activities:
     Capital expenditures....................         (19,958)         (65,953)
     Decrease in restricted cash.............              --           18,369
     Proceeds from sales of investments......              --            7,602
     Proceeds from sale of assets............           1,002               --
                                                     ---------        ----------

         Net cash used in investing
           activities........................         (18,956)         (39,982)

Cash flows from financing activities:
     Additions to long-term debt.............         198,200           62,000
     Principal payments of long-term debt....         (98,700)         (34,000)
     Payments under long-term capital leases
       for indefeasible rights to use fiber..            (231)             (48)
     Proceeds from capital contributions
       and issuance of common stock..........              --              106
     Repurchase of treasury stock............              --              (12)
     Payments of financing costs.............          (2,382)          (2,512)
                                                      ---------       ----------
         Net cash provided by financing
          activities.........................          96,887           25,534
                                                      ---------       ----------

Net increase/(decrease) in cash and cash
   equivalents...............................          27,912         (115,615)

Cash and cash equivalents, beginning
   of period.................................          14,415          173,573
                                                      ----------      ----------

Cash and cash equivalents, end of period.....        $ 42,327         $ 57,958
                                                     ===========      ==========



  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

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

         At September 30, 2002, the Company has $42.3 million in cash and cash equivalents. The Company also has available funding of $4.375 million under its Term D loan facility, beginning on December 31, 2002 in five equal quarterly installments. Borrowings under the credit facility are subject to compliance with covenants, including the requirement for Minimum Available Cash and capital expenditures, as defined in the amended credit agreement dated September 13, 2002. See Note 8 for further details on the Company's debt financing.

         The Company has experienced net losses applicable to common stockholders of $66.0 million, $349.8 million and $57.8 million during the three-month periods ended September 30, 2002, June 30, 2002 and March 31, 2002. The Company's viability is dependent upon its ability to continue to execute under its business strategy, to begin to generate positive cash flows from operations during 2003 and to remain in compliance with the covenants under the credit facilities. The execution of the Company's business strategy requires obtaining and retaining a significant number of customers, and generating significant and sustained growth in its operating cash flows to be able to meet its debt service obligations and fund working capital and capital expenditures; see Note 1 to the Company's Consolidated Financial Statements as filed in the Company's Form 10-K for the fiscal year ended December 31, 2001, with respect to the Company's 2002 plan.

NOTE 2.   BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2002.

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

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which related to extinguishment of debt. It rescinds FASB No. 44, which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. The Company adopted this standard on April 1, 2002. The adoption did not have a material impact on the Company's financial statements or results of operations.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption did not have a material impact on the Company's financial results.

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

NOTE 4.   PROPERTY AND EQUIPMENT

 Property and equipment, at cost, consisted of the following:

                                      September 30, 2002       December 31, 2001

 Switch equipment.....................     $293,345                 $293,765

 Computer equipment and software......       54,265                   49,393

 Office furniture and equipment.......        9,907                   11,203

 Leasehold improvement................       22,784                   25,585

 Indefeasible right to use fiber......       57,327                   47,893

 Construction in progress.............       10,707                    6,309
                                          ---------                 ----------

          Total property and equipment      448,335                  434,148

 Less: accumulated depreciation.......     (113,345)                 (72,380)
                                          ----------                ----------

          Property and equipment, net      $334,990                 $361,768
                                          ==========                ==========


         During the three months ended September 30,2002, the Company committed to a plan to exit its Ann Arbor and Lansing, Michigan market and reduce reliance on certain collocation sites within other markets through network optimization initiatives as more fully described in Note 11. In conjunction with the plan, the Company evaluated the related long-lived assets for impairment. The Company recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required the Company to evaluate for impairment its equipment held for use and reported as construction in progress. It was determined that a portion of this equipment would not be used. The Company recorded an impairment charge of $4.0 million related to this equipment that will be abandoned which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

NOTE 5.  ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill not be amortized, but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company completed the required impairment evaluation of goodwill in conjunction with its adoption of SFAS No. 142 during the three-month period ended March 31, 2002. Based on an analysis that considered the future cash flows of the Company and market capitalization information, the evaluation noted no impairment of goodwill at that time.

          As outlined in SFAS No. 142, certain intangible assets with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

                                          September 30, 2002   December 31, 2001

Amortized intangibles:

     Customer relationships...........         $ 53,635            $52,285

     Deferred financing costs.........           29,655             27,769

      Less: accumulated amortization..

         Customer relationships.......          (23,103)           (15,350)

         Deferred financing costs.....           (8,846)            (5,782)
                                               ----------          ---------
         Intangible assets, net ......          $51,341            $58,922
                                               ==========          =========


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

         October to December, 2002...............   2,683
         2003....................................  10,727
         2004....................................  10,617
         2005....................................   6,026
         2006....................................     370
         2007....................................     109

         Amortization expense was $2.7 million and $11.3 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and $8.0 million and $34.0 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

         During the three months ended June 30, 2002, the Company noted a significant adverse change in the business climate of the Company and the telecommunications industry in general. These circumstances required the Company to perform an interim goodwill impairment test. As a result, the Company recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value of the assets in accordance with SFAS No. 142. In addition, the Company recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the Company's web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Both charges are reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

         A summary of the changes in the Company's net goodwill by reporting unit at September 30, 2002:

                                                       Web Hosting
                                   Telecommunications   and Design      Total


 Balance at December 31, 2001          $280,148          $2,757        $282,905

 Additions to goodwill............           79              --              79

 Impairment charge................     (280,227)         (2,757)       (282,984)
                                       -----------       --------      ---------

 Balance at September 30, 2002         $     --          $   --        $     --
                                       ===========       ========      =========

NOTE 6.  OTHER ASSETS

  Other assets consisted of the following:

                                      September 30, 2002      December 31, 2001

  Investment in FiberTech, LLC.....         $3,943                 $3,943

  Notes receivable - officers......          2,496                  2,392

  Other assets, net................            466                     84
                                            ------                 -------

           Total other assets               $6,905                 $6,419
                                            ======                 =======

         The Company has a minority equity investment in FiberTech, LLC ("FiberTech") which is accounted for using the cost method. FiberTech designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. As a minority investor, the Company has the right to appoint one representative to FiberTech's board of managers, and has a vote in determining the new markets in which FiberTech will develop and build local loops. The Company has a master facilities agreement with FiberTech that provides the Company with a 20-year indefeasible right to use (IRU) fiber without electronics in 13 of Choice One's market cities.

         In August 2001, the Company loaned an aggregate of $2.2 million to its chief executive officer and top four executives. The loans bear interest at a rate of 5.72% and have a term of three years (subject to acceleration in the event of termination of employment). The loans are non-recourse and are secured by 100% of the common stock owned by the respective executives. The collateral for these loans is tested for impairment based on trends in the Company's stock price, among other factors, on a quarterly basis. No impairment was identified during the three-month period ended September 30, 2002.

NOTE 7.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                        September 30, 2002    December 31, 2001

Accrued network costs..................    $ 31,706              $ 32,657

Accrued payroll and payroll
  related benefits.....................       3,333                 2,905

Accrued collocation costs..............       2,488                 2,815

Accrued interest.......................       1,324                 3,228

Other..................................      11,758                 8,357
                                           ------------         --------------

         Total accrued expenses            $ 50,609              $ 49,962
                                           ============         ==============

NOTE 8.  DEBT

 Debt consisted of the following:

                                         September 30, 2002    December 31, 2001

 Term A loan...........................    $ 125,000             $ 125,000

 Term B loan...........................      125,000               125,000

 Term C loan...........................       40,243                    --

 Term D loan...........................            0                    --

 Revolver..............................      100,000                45,000

 Subordinated notes, under the
   Bridge Agreement....................      197,000               178,432
                                           ----------             ----------
          Total debt                       $ 587,243             $ 473,432
                                           ==========             ==========

         Included in the subordinated notes is a discount on the notes of $2.9 million and $3.3 million as of September 30, 2002 and December 31, 2001, respectively and interest payable in-kind (PIK) of $9.9 million and $3.4 million as of September 30, 2002 and December 31, 2001, respectively. Included in the Term C loan is a discount of $4.3 million as of September 30, 2002.

         The Company's Third Amended and Restated Credit Agreement (the "Credit Agreement") provides the Company with an eight-year revolving credit facility of $100.0 million, an eight-year multiple draw Term A loan of $125.0 million, an eight and one-half year Term B loan of $125.0 million, a seven and one-half year Term C loan of $44.5 million, and a seven and one-quarter year Term D loan of $4.375 million. As of September 30, 2002, the maximum borrowings available under the Term A loan, Term B loan and Term C loan, and the revolver loan were all outstanding. There were no outstanding balances under the Term D loan at September 30, 2002. The weighted average floating interest rate and the weighted average fixed swapped interest rate at September 30, 2002 were 6.17% and 10.79%, respectively.

         The Credit Agreement contains certain covenants that are customary for credit of this nature, all of which are defined in the Agreement, as amended. The Company was in compliance with all covenants under the agreement for the three months ended September 30, 2002.

         As of September 30, 2002, the Company had principal borrowings of $190.0 million in subordinated notes, excluding the discount of $2.9 million and PIK interest of $9.9 million. Interest on the notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter, interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. During the three-month period ended June 30, 2002, $11.7 million in PIK interest accreted to principal.

         The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the three and nine month periods ended September 30, 2002, $0.1 million and $0.4 million of the discount was amortized, respectively. The discount on the Term C loan is also being amortized over its seven and one-half year term. Amortization expense associated with the Term C loan for the three and nine months ended September 30, 2002, was $0.1 million.

         On September 13, 2002, the Company completed new debt financing of $48.875 million, a waiver of the default of the revenue covenant at June 30, 2002 from its lending institutions, and an amendment to the Company's existing senior credit facility. Morgan Stanley Capital Partners and the lenders of the Company's subordinated notes provided the Company with a $44.5 million senior secured term loan facility (the Term C loan). Additionally, certain of the Company's existing senior lenders have made available a separate term loan facility of $4.375 million (the Term D loan) to be drawn in five equal quarterly installments commencing on December 31, 2002 and maturing on February 1, 2009. The Company intends to use the net proceeds from these loans for its general corporate purposes.

         The following is a summary of the principal terms of the new facilities:

     o Provides a Term C loan facility of $44.5 million. Such loan is secured on an equivalent basis with the same collateral that secures the Company's existing senior credit facility. Interest on this term loan accrues at LIBOR plus 5.75% or at a base rate, as defined in the Credit Agreement, plus 4.75%, at the option of the Company. Interest on the Term C loan that would otherwise be payable from September 13, 2002 through March 31, 2004 will accrue monthly and be added to the principal amount of the loan (the "Term C Loan Deferred Interest"). Thereafter, interest accruing on the Term C loan is payable in cash at the end of each month. All Term C Loan Deferred Interest and principal amount of the Term C loan is due at maturity on March 31, 2009. The Term C loan was drawn down in full at closing of the Credit Agreement.

     o Provides a Term D loan facility in an aggregate principal amount of $4.375 million and is available to the Company in five equal quarterly installments commencing on December 31, 2002. Interest on the Term D loans will accrue at the same rate applicable to the outstanding revolving loans and Term A loans under the Credit Agreement. The applicable interest rate is determined by a grid and is tied to the Company's leverage ratio as calculated pursuant to the terms of the Credit Agreement. Initially, the applicable interest rate will be LIBOR plus 4.00% or the base rate, as defined in the Credit Agreement, plus 3.00%, at the option of the Company. Interest accruing on the Term D loans is payable in cash at the end of each month. The outstanding principal under Term D loan shall be repaid quarterly commencing on June 30, 2004 through September 30, 2008 at the rate of 0.25 % of the aggregate principal amount, then at the rate of 47.5% on December 30, 2008. Any remaining unpaid principal and accrued interest is due in full at the maturity date of January 31, 2009.

         In addition to establishing the Term C loan and Term D loan facilities as described above, the prior terms of the Company's credit agreement were amended to provide for, among other things, the following:

o Deferring principal payments originally due on December 31, 2003 and March 31, 2004 on the outstanding Term A and Term B loans until maturity at July 31, 2008 and January 31, 2009, respectively.

o Amending a financial covenant to require the Company to have cash and available committed financing of not less than $10,000,000 at any time prior to July 1, 2004.

o Amending a financial covenant to limit the Company to maximum annual capital expenditures of $35 million, $39 million, $43 million, $52 million, $59 million, $66 million and $74 million during each fiscal year ending December 31, 2002 through December 31, 2008, respectively.

o Beginning with the quarter ended September 30, 2004, requiring the Company to comply with amended financial covenants pertaining to the Company's leverage ratio, fixed charges coverage ratio and interest coverage ratio until the final maturity of the outstanding loans.

o Eliminating minimum revenue and maximum EBITDA losses/minimum EBITDA financial covenants for all periods.

o Permitting certain business and operating practices as defined in the Credit Agreement.

         On September 13, 2002, the Company also entered into a Third Amendment to the Bridge Agreement with Morgan Stanley Senior Funding,
Inc.,  as  administrative   agent,  Wachovia Investors,  Inc.  and  CIBC  Inc.
(the "Bridge Agreement Amendment"). The Bridge Agreement Amendment, among other things:

o Permits the Company to incur the additional debt under the Credit Agreement comprised of the Term C and Term D loan facilities.

o Extends by one year to November 9, 2006 the period during which the Company may pay interest in-kind, rather than in cash, on the subordinated notes issued under the Bridge Agreement.

o Limits the maximum annual capital expenditures that the Company and its subsidiaries may make to the same amounts permitted under the Credit Agreement.

         In consideration for the loans extended to the Company under the Credit Agreement and the other amendments and waivers effected pursuant to the Credit Agreement and for amendments to the Bridge Agreement, the Company has issued warrants to purchase shares of the Company's common stock to the lenders under the Term C loan facility. These warrants are exercisable for up to 10,596,137 shares of common stock, representing 20% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of the new warrants. These warrants may be exercised until September 13, 2007 at an exercise price of $0.01 per share. Of these, warrants to purchase 7,944,700 shares of common stock are immediately exercisable. Warrants to purchase 2,651,437 shares of common stock issued to those lenders under the Term C loan facility who are also lenders under the Bridge Agreement will not become exercisable prior to September 13, 2004. If the Company satisfies its outstanding obligations under the Bridge Agreement in full, including payment of accrued and unpaid interest, prior to September 13, 2004, the warrants to purchase 2,651,437 shares of common stock will expire;otherwise they will become exercisable on September
13, 2004.

         In addition, the Company has issued additional warrants to the lenders under the Bridge Agreement that may, upon the occurrence of certain events as summarized below and more fully described in the Form of Warrant for the Purchase of Common Stock (the "Form of Warrant"), become exercisable for up to an additional 4,851,872 shares of common stock, representing 10% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of such new warrants. These new warrants, which are not currently exercisable and will only become excersisable under limited circumstances as described in the Form of Warrant, have an exercise price of $0.01 per share.

        As more fully set forth in the Form of Warrant, these warrants will only become exercisable in the event that the holders of the warrants present to the Company a proposal for a qualified capital markets transaction and the Company rejects the proposal (or accepts the proposal but fails to use good faith reasonable best efforts to consummate the proposal transaction). In addition to additional specific terms and conditions contained in the Form of Warrant, in order for a transaction to be a "qualified capital markets transaction" it must:

     o relate to the issuance and sale of subordinated notes with a market rate of interest not greater than 13.5%, convertible debt with an interest rate not greater than 8%, or equity at a price not less than $6.25 per share of the Company's common stock (subject to adjustment as provided in the Form of Warrant);

     o contain customary terms for an issuance of the relevant type of securities which, in the case of convertible debt or equity, would be comparable to the terms of comparable securities issued in a transaction registered under the Securities Act or consummated pursuant to Rule 144A or another exemption thereunder; and

     o generate net cash proceeds to the Company of at least $100 million, taking into account the proceeds from multiple qualifying transactions if proposed as part of a single financing.

If they have not already become exercisable, these warrants will automatically expire when the Company has satisfied its obligations under the Bridge Agreement in full.

         All of these newly issued warrants are entitled to anti-dilution protection and the warrant holders have been granted rights with respect to the registration of the shares issuable upon exercise thereof under the Securities Act. The anti-dilution protection includes provisions that will increase the number of shares of common stock issuable upon exercise of the warrants under certain circumstances such as a subsequent below market issuance of common stock (or warrants to purchase common stock), a stock split, recapitalization or similar event. The issuance of the new warrants to the Company's lenders as described above triggered the anti-dilution provisions in the Company's previously issued warrants. As a result of the issuance of the new warrants on September 13, 2002, the number of shares of common stock issuable upon exercise of these previously issued outstanding warrants increased by 595,430 shares, resulting in potential dilution to the Company's existing stockholders in addition to the potential dilution resulting from the issuance of the new warrants to the Company's lenders in the current transaction. The previously issued outstanding warrants were increased as follows:

     o the holders of the Series A preferred stock originally received, at the time of purchase of those preferred shares, warrants to purchase 1,747,454 shares of common stock at $0.01 per share and, pursuant to the anti-dilution provisions in such warrants, are now entitled to purchase upon exercise thereof an additional 259,735 shares of common stock at $0.01 per share for a total of warrants to purchase 2,007,189 shares of common stock;

     o the lenders under the Bridge Agreement originally received, at the time of the issuance of the subordinated notes thereunder, warrants to purchase 1,890,294 shares of common stock at $2.25 per share and, pursuant to the anti-dilution provisions in such warrants, are now entitled to purchase upon exercise thereof an additional 265,716 shares of common stock and the exercise price for all 2,156,010 of these warrants has been adjusted to $1.97 per share; and

     o the holders of the Series A preferred stock originally received, at the time of their waiver of certain rights thereunder, warrants to purchase 1,177,015 shares of common stock at $1.64 per share, of which 470,806 had vested as of September 13, 2002 and, pursuant to the anti-dilution provisions in such warrants, are now entitled to purchase upon exercise thereof an additional 69,979 shares of common stock and the exercise price for all 540,785 of these exercisable warrants has been adjusted to $1.43 per share. The remaining warrants to purchase 706,209 shares of common stock expired at September 30, 2002.

        If the warrants to purchase 2,651,437 and 4,851,872 shares of common stock issued to the lenders under the Bridge Agreement, that are not currently exercisable, become exercisable in accordance with their terms, additional anti-dilution adjustments will be required with respect to all issued and outstanding warrants with the exception of these warrants issued to the lenders under the Bridge Agreement.

         Morgan Stanley Capital Partners, lenders of the Term C loan, are related parties to the Company and holders of the Company's Series A preferred stock. Morgan Stanley Senior Funding, a lender of the Term C and D loans, was also sole lead arranger and one of the lenders for the Company's subordinated notes.

NOTE 9.  DERIVATIVE INSTRUMENTS

         The Company accounts for its derivative instruments in accordance with SFAS No. 133, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

         The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the interest rate swap agreements designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

         At September 30, 2002, the Company had interest rate swap agreements with a notional principal amount of $187.5 million expiring in 2003 and 2006. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.985% and 6.94%, respectively. Approximately 48 percent of the underlying facility debt is being hedged with these interest rate swaps. The fair value of the swap agreements was $20.1 million and $13.5 million as of September 30, 2002 and December 31, 2001, respectively. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.

         The fair value of the interest rate swap agreements is included in the Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet and the change in the fair value of the interest rate swap agreements is the only component of other comprehensive loss. Comprehensive loss was $59.7 million and $447.6 million for the three months and nine months ended September 30, 2002, respectively.

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

         In March 2002, the holders of the Company's Series A senior cumulative preferred stock agreed to irrevocably waive certain of their redemption rights with respect to 60,000 shares of Series A preferred stock (shares covered by such waiver are described herein as non-redeemable Series A preferred stock and all other shares are described as redeemable Series A preferred stock). The redemption rights waived included the mandatory redemption on the maturity date of August 1, 2012 and the mandatory redemption for cash upon a change in control.

         In consideration for the holders' irrevocable waiver of redemption rights (and for no other consideration), the holders of the non-redeemable Series A preferred stock were granted warrants to purchase shares of the Company's common stock. The Company issued to the holders warrants to purchase 1,177,015 shares of common stock at an exercise price of $1.64 per share. The warrants vest 40 percent on the date of issuance, March 31, 2002, and then, if the waiver has not been terminated, 20 percent each on October 1, 2002, January 1, 2003 and April 1, 2003. The Company may elect, at its sole discretion, to terminate the waiver at any time. The Company terminated the waiver in September 2002.

         As a result, approximately 706,209 unvested warrants expired and 470,806 vested warrants will expire on September 25, 2007. Pursuant to anti-dilution provisions in such warrants, triggered with the issuance of new warrants to the Company's lenders under the Term C loan facility, the holders are now entitled to warrants to purchase 540,785 shares of common stock at $1.43 per share. The 60,000 shares of non-redeemable Series A preferred stock at June 30, 2002 were converted to shares of redeemable Series A preferred stock at September 30, 2002.

         In March 2002, the Company declared the dividends due on its redeemable Series A preferred stock through March 31, 2002 and issued such dividends in the form of 51,588 shares of redeemable Series A preferred stock. These 51,588 shares of redeemable Series A preferred stock and additional shares of 8,412 aggregate to the 60,000 shares of Series A preferred stock for which the Company received the waiver as described above, the non-redeemable Series A preferred stock. The fair value of the non-redeemable Series A preferred stock was included in stockholder's equity until the Company terminated the waiver in September 2002, and the fair value of the related warrants was included in additional paid-in capital.

         In conjunction with the closing of the Company's new debt financing, the Company issued to its lenders warrants to purchase 15,448,009 shares of the Company's common stock of which 7,944,700 are immediately exercisable, 2,651,437 will not become exercisable prior to September 13, 2004, and 4,851,872 which will not become exercisable until the occurrence of certain events as more fully described in Note 8. The relative fair value of the warrants of $4.3 million was included in additional paid-in capital.

         Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be antidilutive. The Company had options and warrants to purchase 16,414,220 and 6,472,188 shares outstanding at September 30, 2002 and 2001, respectively, that were not included in the calculation of diluted loss per share because the effect would be antidilutive.

NOTE 11. RESTRUCTURING COSTS

         During the three-month period ended September 30, 2002, the Company identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in its Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites.

         On September 5, 2002, the Company announced it had reduced its workforce by 102 operational and administrative positions. All positions were terminated by September 30, 2002 and termination benefits for these positions are included in the restructuring costs. In addition, approximately 100 positions were eliminated through normal attrition.

         On October 9, 2002, the Company notified its customers in the communities of Ann Arbor and Lansing, Michigan that the Company would be closing that market. The Company has stopped selling services to new clients in this market and has notified existing customers of the decision and the approximate time remaining until services are terminated, which is currently estimated as December 1, 2002. The Company will redeploy certain equipment from this market to other markets to optimize its network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market are not significant to the Company's consolidated results of operations.

         In connection with the above activities, the Company recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. At September 30, 2002, approximately $0.1 million of the restructuring costs had been paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations that extend beyond one year and are included in other long-term liabilities.

NOTE 12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

         During the nine months ended September 30, 2002, the Company executed capital leases for the indefeasible rights to use fiber, with a related party, for $9.3 million. The leases were for fiber deployed in Pittsburgh, Pennsylvania, Indianapolis, Indiana, Springfield, Massachusetts, Hartford, Connecticut and Providence, Rhode Island.

         Supplemental disclosures of cash flow information for the nine months ended:

                                        September 30,           September 30,
                                            2002                    2001

   Interest paid..................        $24,713                 $40,675
                                          =======                 =======


NOTE 13. COMMITMENTS AND CONTINGENCIES

         On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T"). This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company's complaint seeks damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. An answer was filed by AT&T. The Company has filed a reply. On April 26, 2002, the Company filed a motion for partial summary judgment based upon AT&T's failure to pay the Company's invoices on account, and for a declaration that AT&T materially breached its agreements for failure to pay. AT&T cross-moved for partial summary judgment, seeking dismissal of several of the Company's causes of action.
  On September 24, 2002, following oral argument, the Court rendered a decision dismissing some of the Company's causes of action, but preserving for trial the Company's claim for breach of contract and declaratory judgement, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. The parties are now engaged in the discovery process.

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

         We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of September 30, 2002, we have connected 92% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

         We, and many financial analysts, evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by our clients subscribing to our services. Although the number of lines we service for each client may vary, our primary focus is on the small- to medium-sized business customer. On average, our clients have 5 lines. We plan to continue to focus on small- to medium-sized business clients.

The table below provides selected key operational data as of:

                                        September 30, 2002  September 30, 2001

  Markets served                               30                  28

  Number of switches-voice                     26                  25

  Number of switches-data                      63                  63

  Total central office collocations            530                 461

  Estimated addressable market
    (Business lines)                           5.7 million         4.9 million

  Lines in service-total                       492,879             295,319

  Lines in service-voice                       475,930             285,709

  Lines in service-data                        16,949              9,610

  Total employees                              1,615               1,751

  Direct sales employees                       436                 562

         Included in management's discussion and analysis of financial condition and results of operations are adjusted EBITDA amounts. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and non-cash charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's historical ability to service its debt. Management believes that an increase in adjusted EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, nor as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. We turned adjusted EBITDA positive in August 2002. We expect to continue to generate positive adjusted EBITDA during the fourth quarter of 2002 and into 2003.

Adjusted EBITDA was the following for the period ended:

(in thousands)

                                 Three Months Ended                 Nine Months Ended
                          September 30,    June 30,   September 30   September 30,   September 30,
                              2002           2002         2001           2002            2001
                              ----           ----         ----           ----            ----



Loss from operations        $(39,353)     $(324,114)    $(47,947)     $(396,672)     $(152,720)
Non-cash adjustments:
   Depreciation &
      amortization            18,427         16,533       22,544         51,135         64,675
  Deferred compensation          762          2,037        2,350          4,909          7,193
  Management ownership
      allocation charge          200          5,348        6,040         10,915         19,146
  Specific bad debt
      Reserves                 2,816         11,800           --         15,416             --
  Other non-cash charge           --            571           --            571             --
   Restructuring costs         5,283             --           --          5,283             --
  Loss on dispositions
      of assets                   36            533           --            814            801
  Impairment loss on
      long-lived assets       11,273        283,251           --         294,524            --
                             --------      --------        ---------    ---------    ---------


Adjusted EBITDA              $  (556)      $ (4,041)    $(17,013)     $ (13,105)     $ (60,905)
                            ===========    ==========   ===========   ===========    =========

         During the nine months ended September 30, 2002, we increased bad debt reserves for accounts receivable related to telecommunication carriers negatively affected by current economic conditions, including Global Crossing, WorldCom, and other distressed carriers. Global Crossing filed for bankruptcy on January 28, 2002 while WorldCom filed for bankruptcy on July 21, 2002. We have commenced legal action against AT&T for delays in payment of access revenues owed to us. We have also increased the bad debt reserves for retail accounts which continue to be negatively affected by current economic conditions.

         During the three months ended June 30, 2002, we noted a significant adverse change in the business climate of the company and telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value of the assets in accordance with SFAS No. 142. In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

         During the three months ended September 30, 2002, we identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in the Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites through network optimization initiatives. We reduced our workforce by 102 operational and administrative positions. In addition, approximately 100 positions were eliminated through normal attrition. On October 9, 2002, we notified customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market.

         In connection with the above activities, we recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination benefits, contractual lease obligations and network facility costs

                  In conjunction with the above described restructuring plan, we evaluated the related long-lived assets for impairment. We recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. It was determined that a portion of this equipment would not be used. We recorded an impairment charge of $4.0 million related to this equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001

REVENUE

         We generated $74.4 million in revenue during the three months ended September 30, 2002. This represents a 52.6% increase compared to revenue for the three months ended September 30, 2001, and a 1.7% increase compared to the three months ended June 30, 2002. The increase from the same quarter a year ago is primarily attributable to an increase in volume due to the increase in the number of lines in service. At September 30, 2002, we had a total installed base of 492,879 lines, as compared with 295,319 lines at September 30, 2001. The increase in revenues was partially offset by decreases in local and long distance usage, per-minute rates, and Federal Communications Commission (FCC) mandated reductions for access rates. Revenue was generated principally from local calling services, long distance services, digital subscriber lines (DSL) and other data services, as well as e-services, including web design and hosting services. Revenue growth for local and long distance services is principally generated from capturing market share from other service providers. We have benefited and continue to benefit from the declining number of competitors in our market footprint. Revenue growth for the remainder of 2002 will also depend on our ability to obtain and retain a significant number of customers and selling additional value added services to our existing customers.

         We expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our clients, and revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase during the remainder of 2002 as we increase our client base, but on a declining per unit basis. Beyond 2002, access is expected to continue to decline on a per unit basis as the Federal Communications Commission's benchmark for established interstate access rates declines. Reciprocal compensation is also expected to decline beyond 2002.

         The market for high-speed data communications services and Internet access is intensely competitive. We offer data services in all of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services.

         Our churn for the three months ended September 30, 2002, of our facilities-based business clients, increased slightly to an average of 1.6% per month. Our churn levels continue to compare favorably to the significant churn of clients within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

         Network costs for the three months ended September 30, 2002 were $40.3 million representing a 30.0% increase compared to network costs for the three months ended September 30, 2001, and a 0.3% decrease compared to network costs for the three months ended June 30, 2002. Network costs as a percentage of total revenues were 54.1% at September 30, 2002, down from 63.5% at September 30, 2001 and 55.2% at June 30, 2002. We believe that network costs as a percentage of revenue should continue to decline for the fourth quarter of 2002.

         The increase in network costs from the same period a year ago is consistent with the deployment of our networks and the increase in number of lines in service. We have increased our markets from 28 to 30, added 69 collocation sites and grown lines in service approximately 66.9% to 492,879 from 295,319. The increase in network costs from the three months ended June 30, 2002 is related to the increase in total number of lines in service, offset by the elimination of redundancies resulting from duplicate collocations acquired from FairPoint Communications Solutions Corp. ("FairPoint").

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

         During the three months ended September 30, 2002, we took possession of fiber networks in Indianapolis, Indiana and Hartford, Connecticut from Fibertech Networks, bringing to 18 the number of markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 3 markets across our footprint. Our operational fiber network now consists of 2,030 operational route miles of intra- and inter-city fiber miles. Once complete, our fiber network will consist of approximately 3,400 fiber miles.

GROSS PROFIT

         During the three months ended September 30, 2002 and 2001, we achieved gross profit (revenue less direct network costs) of $34.1 million, or 45.9% of revenue, and $17.8 million, or 36.5% of revenue, respectively. This represents a 91.9% increase over the same three months in 2001. Gross profit increased 4.2% from the three months ended June 30, 2002, from $32.8 million, or 44.8% of revenue. We expect that our gross profit as a percentage of revenue will improve as our revenue increases and we realize cost efficiencies in our network costs.

SELLING, GENERAL AND ADMINISTRATIE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2002 were $38.5 million compared to selling, general and administrative expenses of $43.2 million and $56.6 million during the three months ended September 30, 2001 and June 30, 2002, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses increased from $34.8 million during the three months ended September 30, 2001 to $37.5 million during the three months ended September 30, 2002. For the three months ended June 30, 2002, selling, general and administrative expenses excluding non-cash deferred compensation and management allocation was $49.2 million.

         Excluding non-cash deferred compensation and management ownership allocation charges, the increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations and ongoing back office infrastructure enhancements and an increase in our bad debt reserves, offset by cost containment and business streamlining initiatives commenced in the three months ended September 30, 2002 and general workforce reductions as more fully explained under Restructuring Costs later in our discussion and analysis. The decrease in selling, general and administrative expenses over the three months ended June 30, 2002 was $11.7 million or 23.7% and was primarily due to the increase in bad debt reserves in the three months ended June 30, 2002. We increased our bad debt reserves by $2.8 million in the three months ended September 30, 2002 versus $11.8 million in the three months ended June 30, 2002 for accounts that continued to be negatively impacted by current economic conditions. Excluding these charges, selling, general and administrative expenses decreased $2.7 million or approximately 7.2% for the reasons noted previously.

         The number of employees decreased to 1,615 as of September 30, 2002 from 1,751 as of September 30, 2001, and from 1,801 as of June 30, 2002. As of September 30, 2002, the number of direct sales employees was 436. This represents a decrease of 126 employees from 562 as of September 30, 2001 and a decrease of 105 employees from 541 as of June 30, 2002. A significant part of this change occurred in September 2002 when we eliminated 102 positions and is more fully explained under Restructuring Costs later in our discussion and analysis.

         Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administration,personnel and network maintenance;

o          Network maintenance costs;

o          Administrative overhead and office lease expense; and

o          Bad debt expense.

         We expect selling, general and administrative expenses to decline through the remainder of 2002 as our economies of scale improve and cost containment and network optimization initiatives commenced by the company during the three months ended September 30, 2002 are realized.

MANAGEMENT OWNERSHIP ALLOCATION CHARGE AND DEFERRED COMPENSATION

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the three months ended September 30, 2002 and 2001, we amortized $0.2 million and $6.0 million, respectively, of the deferred charge. Amortization expense declined from the same quarter a year ago due to the expiration of the period over which we may repurchase the securities of certain members of management. The deferred compensation related to securities of management is now fully amortized.

         We also recognized $0.8 million and $2.4 million of non-cash deferred compensation amortization during the three months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to further decrease in the three months ended December 31, 2002 as the amount related to the issuance of restricted shares to the employees of the former US Xchange is now fully amortized. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

RESTRUCTURING COSTS

         During the three months ended September 30, 2002, we identified opportunities to optimize the use of capital and company assets and committed to plan of workforce reductions, closing operations in our Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites.

         On September 5, 2002, we announced that we had reduced our workforce by 102 operational and administrative positions. In addition, approximately 100 positions were eliminated through normal attrition.

         On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market. We have stopped selling services to new clients in this market and have notified existing customers of the decision and the approximate time remaining until services are terminated, which is currently estimated as December 1, 2002. We will redeploy certain equipment from the market to other markets to optimize our network assets and to minimize future capital expenditures. Revenue and operating results of the Ann Arbor and Lansing, Michigan market are not significant to our consolidated results of operations. Closure of the market will have an immaterial impact on revenue and have a positive effect on EBITDA in 2003 as the closing of the market is not expected to be completed until December 2002.

         In connection with the above activities, we recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. At September 30, 2002, approximately $0.1 million of the restructuring costs had been paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations that extend beyond one year.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

                  In conjunction with the above described restructuring plan, we evaluated the related long-lived assets for impairment. We recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. It was determined that a portion of this equipment would not be used. We recorded an impairment charge of $4.0 million related to this equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

DEPRECIATION AND AMMORTIZATION

         Depreciation and amortization for the three months ended September 30, 2002 was $18.4 million. This represents an 18.3% decrease and an 11.5% increase compared to the three months ended September 30, 2001 and June 30, 2002, respectively. The decrease from the same quarter a year ago results from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" which requires us to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. Amortization from goodwill was $8.3 million during the three months ended September 30, 2001. This decrease was somewhat offset by the increase in depreciation expense related to the deployment of our networks and initiation of service in our markets in 2001 and early 2002. The increase in depreciation from the three months ended June 30, 2002 was also related to network deployments as well as other asset acquisitions being placed in service during the three-month periods ended March 31, 2002 and June 30, 2002. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

INTEREST AND INCOME

         Interest expense for the three months ended September 30, 2002 and 2001 was approximately $15.5 million and $13.8 million, respectively. Interest expense for the three months ended June 30, 2002 was $15.0 million. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and commitment fees on the unused senior credit facility. Interest expense on the subordinated notes is payable in-kind (PIK) through November 2006.

         Interest expense increased from the same quarter a year ago due to an increase in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase over the next quarter due to the borrowings under the Term C loan that closed on September 13, 2002. Cash interest expense was $10.1 million for the three months ended September 30, 2002 as compared to $7.0 million for the three months ended September 30, 2001 and $7.7 million for the three months ended June 30, 2002. The increase in cash interest expense is a result of our amended credit agreement that requires interest be paid monthly on the Term A, Term B and revolver loans. Cash interest expense for the fourth quarter of 2002 is expected to be $7.6 million.

         Interest income for the three months ended September 30, 2002 and 2001 was approximately $0.1 and $0.8 million, respectively. Interest income for the three months ended June 30, 2002 was $76,000. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to increase slightly in the fourth quarter of 2002 as a result of higher cash balances and stable market interest rates.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001

REVENUE

         We generated $218.2 million in revenue during the nine months ended September 30, 2002. This represents an increase of $92.8 million, or 74.0%, as compared to revenues of $125.4 million for the nine months ended September 30, 2001. The increase from the same period a year ago is primarily attributable to an increase in volume due to an increase in the number of lines in service. At September 30, 2002, we had a total installed base of 492,879 lines, as compared with 295,319 lines at September 30, 2001.

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

         We expect revenue from access charges that are based on other incumbent telephone companies' long distance calls made by and to our clients, and revenue from reciprocal compensation that entitles us to bill the established telephone companies for calls in the same local calling area, placed by their clients to our clients, to increase during the remainder of 2002 as we increase our client base, but on a declining per unit basis. Beyond 2002, access is expected to continue to decline on a per unit basis as the Federal Communications Commission's benchmark for established interstate access rates declines. Reciprocal compensation is also expected to decline beyond 2002.

         The market for high-speed data communications services and Internet access is intensely competitive. We offer data services in all of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments. We price our services competitively in relation to those of the established telephone companies and offer combined service discounts designed to give clients incentives to buy a portfolio of services.

         Our churn for the nine months ended September 30, 2002, of our facilities-based business clients, has remained relatively stable at approximately 1.4% per month. Our churn levels continue to compare favorably to the significant churn of clients within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

         Network costs for the nine months ended September 30, 2002 were $122.9 million representing a 42.5% increase compared to network costs for the nine months ended September 30, 2001. Network costs as a percentage of total revenues decreased from 69.0% at September 30, 2001 to 56.3% at September 30, 2002. We believe that network costs as a percentage of revenue should continue to decline in the last quarter of 2002 and first quarter of 2003.

         The increase in network costs from the same period a year ago is consistent with the deployment of our networks and the increase in number of lines in service. We have increased our markets from 28 to 30, added 69 collocation sites and grown lines in service approximately 66.9% to 492,879 from 295,319.

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

         We have currently taken possession of fiber networks, using intra-city fiber to connect our collocations, in 18 markets. We plan to activate fiber in an additional 3 markets across our footprint. Our operational fiber network now consists of 2,030 operational route miles of intra- and inter-city fiber miles. Once complete, our fiber network will consist of approximately 3,400 fiber miles.

GROSS PROFIT

         During the nine months ended September 30, 2002 and 2001, we achieved gross profit (revenue less direct network costs) of $95.3 million, or 43.7% of revenue, and $38.8 million, or 31.0% of revenue, respectively. This represents an increase of $56.5 million, or approximately 145.4%, over the same nine months in 2001. We expect that our gross profit as a percentage of revenue will improve as our revenue increases and we realize cost efficiencies in our network costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 2002 were $140.2 million compared to selling, general and administrative expenses of $126.1 million during the nine months ended September 30, 2001, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses increased from $99.7 million during the nine months ended September 30, 2001 to $124.4 million during the nine months ended September 30, 2002. This represents an increase of $24.7 million or approximately 24.7%.

         Excluding non-cash deferred compensation and management ownership allocation charges, the increase in selling, general and administrative expenses from the same period a year ago resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related changes in the number of employees. During this period, salary, commissions and benefits increased approximately $6.5 million, directly related to headcount increases prior to our reduction of 102 positions in September 2002. The acquisition of assets from Fairpoint Communications Solutions Corp. ("Fairpoint") also resulted in incremental expenses of $3.3 million in 2002. These increases were offset by decreases in other expense items including outsourcing costs of $1.3 million as we brought access billing functions in-house.

         We also increased the bad debt reserves during the nine months ended September 30, 2002 for accounts receivable negatively affected by current economic conditions, by $14.9 million. This includes accounts related to telecommunications carriers including Global Crossing, Worldcom, and other distressed carriers. It also includes accounts related to retail customers that continue to be negatively affected by current economic conditions. Global Crossing filed for bankruptcy on January 28, 2002 and WorldCom filed for bankruptcy on July 21, 2002. Accounts receivable related to the periods before those dates may be uncollectible due to the bankruptcy protection. We have fully reserved this amount. We have also commenced legal action against AT&T for delays in the payment of access revenues owed us.

   Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administration,personnel and network maintenance;

o        Network maintenance costs;

o        Administrative overhead and office lease ; and

o        Bad debt expense.



         We expect selling, general and administrative expenses to decline through the remainder of 2002 as our economies of scale improve and cost containment and network optimization initiatives commenced by the company during the three months ended September 30, 2002 are realized.

MANAGEMENT OWNERSHIP ALLOCATION CHARGE AND DEFERRED COMPENSATION

         Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record a $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. During the nine months ended September 30, 2002 and 2001, we amortized $10.9 million and $19.1 million, respectively, of the deferred charge. Amortization expense declined from the same nine months a year ago due to the expiration of the period over which we may repurchase the securities of certain members of management. The deferred compensation related to securities of management is now fully amortized.

         We also recognized $4.9 million and $7.2 million of non-cash deferred compensation amortization during the nine months ended September 30, 2002 and 2001, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the employees of the former US Xchange in August 2000.

RESTRUCTURING COSTS

         During the three months ended September 30, 2002, we identified opportunities to optimize the use of capital and company assets and committed to plan of workforce reductions, closing operations in our Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites.

         On September 5, 2002, we announced that we had reduced our workforce by 102 operational and administrative positions. In addition, approximately 100 positions were eliminated through normal attrition.

         On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market. We have stopped selling services to new clients in this market and have notified existing customers of the decision and the approximate time remaining until services are terminated, which is currently estimated as December 1, 2002. We will redeploy certain equipment to other markets to optimize our network assets and to minimize future capital expenditures. Revenue and operating results of the Ann Arbor and Lansing, Michigan market are not significant to our consolidated results of operations. Closure of the market will have an immaterial impact on revenue and have a positive effect on EBITDA in 2003 as the closing of the market is not expected to be completed until December 2002.

         In connection with the above activities, we recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. At September 30, 2002, approximately $0.1 million of the restructuring costs had been paid and it is anticipated that the remaining costs will be liquidated within the next calendar year, except for contractual lease obligations that extend beyond one year.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

         In conjunction with the above described restructuring plan, we evaluated the related long-lived assets for impairment. We recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. It was determined that a portion of this equipment would not be used. We recorded an impairment charge of $4.0 million related to this equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

         During the three-month period ended June 30, 2002, we noted a significant adverse change in the business climate of the company and telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

DEPRECIATION AND AMMORTIZATION

         Depreciation and amortization for the nine months ended September 30, 2002 was $51.1 million. This represents a decrease of $15.2 million, or 23.5%, compared to the nine months ended September 30, 2001. The decrease from the same period a year ago results from the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires us to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. Amortization from goodwill was $24.7 million during the nine months ended September 30, 2001. This decrease was partially offset by the increase in depreciation expense related to the deployment of our networks and initiation of service in our markets as well as other asset acquisitions being placed in service in 2001 and the first three quarters of 2002. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

INTEREST EXPENSE AND INCOME

         Interest expense for the nine months ended September 30, 2002 and 2001 was approximately $44.6 million and $42.4 million, respectively. Interest expense includes interest payments on borrowings under our senior credit facility and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and commitment fees on the unused senior credit facility. Interest expense on the subordinated notes is PIK through November 2006.

         Interest expense increased from the same nine months a year ago due to increases in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates We expect interest expense to increase over the next quarter due to the borrowings under the Term C loan that closed on September 13, 2002. Cash interest expense was $24.7 million for the nine months ended September 30, 2002 as compared to $40.7 million for the nine months ended September 30, 2001. Cash interest expense decreased from the same period a year ago as a result of the rollover of the subordinated notes in November 2001 for which interest became payable in-kind.

         Interest income for the nine months ended September 30, 2002 and 2001 was approximately $0.2 and $4.6 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, restricted cash and investments on which interest income is earned were significantly lower during the nine months ended September 30, 2002 as compared to the same period a year ago. We expect interest income to increase slightly in the fourth quarter of 2002 as a result of higher cash balances and stable market interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had $42.3 million in cash and cash equivalents available. We also have available funding of $4.375 million under our Term D loan facility, beginning on December 31, 2002 in five equal quarterly installments This funding may be drawn in five equal quarterly installments. At September 30, 2002, we are in compliance with all covenants under our Credit Agreement.

         On September 13, 2002, we completed new debt financing of $48.875 million, a waiver of the default of the revenue covenant at June 30, 2002 from our lending institutions, and an amendment to our existing senior credit facility. Morgan Stanley Capital Partners and the lenders of our subordinated notes provided us with a $44.5 million Senior Secured Term Loan Facility (the Term C loan). Additionally, certain of our existing senior lenders have made available a separate term loan facility of $4.375 million (the Term D loan) to be drawn in five equal quarterly installments commencing on December 31, 2002 and maturing on February 1, 2009. We intend to use the net proceeds from these loans for general corporate purposes.

         The following is a summary of the principal terms of the new facilities:

               o Provides a Term C loan facility of $44.5 million. Such loan is secured on an equivalent basis with the same collateral that secures the existing senior credit facility. Interest on this term loan accrues at LIBOR plus 5.75% or at a base rate, as defined in the Credit Agreement, plus 4.75%, at our option. Interest on the Term C loan that would otherwise be payable from September 13, 2002 through March 31, 2004 will accrue monthly and be added to the principal amount of the loan (the "Term C Loan Deferred Interest"). Thereafter, interest accruing on the Term C loan is payable in cash at the end of each month. All Term C Loan Deferred Interest and principal amount of the Term C loan is due at maturity on March 31, 2009. The Term C loan was drawn down in full at closing of the Credit Agreement.

               o Provides a Term D loan facility in an aggregate principal amount of $4.375 million and is available to us in five equal quarterly installments commencing on December 31, 2002. Interest on the Term D loans will accrue at the same rate applicable to the outstanding revolving loans and Term A loans under the Credit Agreement. The applicable interest rate is determined by a grid and is tied to our leverage ratio as calculated pursuant to the terms of the Credit Agreement. Initially, the applicable interest rate will be LIBOR plus 4.00% or the base rate, as defined in the Credit Agreement, plus 3.00%, at our option. Interest accruing on the Term D loans is payable in cash at the end of each month. The outstanding principal under Term D loan shall be repaid quarterly commencing on June 30, 2004 through September 30, 2008 at the rate of 0.25 % of the aggregate principal amount, then at the rate of 47.5% on December 30, 2008. Any remaining unpaid principal and accrued interest is due in full at the maturity date of January 31, 2009.

         In addition to establishing the Term C loan and Term D loan facilities as described above, the prior terms of our credit agreement were amended to provide for, among other things, the following:

o Deferring principal payments originally due on December 31, 2003 and March 31, 2004 on the outstanding Term A and Term B loans until maturity at July 31, 2008 and January 31, 2009, respectively.

o Amending a financial covenant to require us to have cash and available committed financing of not less than $10,000,000 at any time prior to July 1, 2004.

o Amending a financial covenant to limit us to maximum annual capital expenditures of $35 million, $39 million, $43 million, $52 million, $59 million, $66 million and $74 million during each fiscal year ending December 31, 2002 through December 31, 2008, respectively.

o Beginning with the quarter ended September 30, 2004, requiring us to comply with amended financial covenants pertaining to our leverage ratio, fixed charges coverage ratio and interest coverage ratio until the final maturity of the outstanding loans.

o Eliminating minimum revenue and maximum EBITDA losses/minimum EBITDA financial covenants for all periods.

o Permitting certain business and operating practices as defined in the Credit Agreement.

         On September 13, 2002, we also entered into a Third Amendment to the Bridge Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Investors, Inc. and CIBC Inc. (the "Bridge Agreement Amendment"). The Bridge Agreement Amendment, among other things:

o Permits us to incur the additional debt under the Credit Agreement comprised of the Term C and Term D loan facilities.

o Extends by one year to November 9, 2006 the period during which we may pay interest in-kind, rather than in cash, on the subordinated notes issued under the Bridge Agreement.

o Limits the maximum annual capital expenditures that the Company and its subsidiaries may make to the same amounts permitted under the amended Credit Agreement.

         Our cash utilization for the three months ended September 30, 2002, excluding proceeds received from the closing of the Term C loan, was $18.6 million as compared to $17.8 million for the three months ended June 30, and $32.8 million for the three months ended March 31, 2002. The increase from the second quarter was primarily due to a planned increase in capital expenditures of $2.1 million, offset by changes in other assets and liabilities of $1.6 million.

         We have experienced net losses applicable to common stockholders of $66.0 million, $70.6 million and $349.8 million during the three-month periods ended September 30, 2002, September 30, 2001 and June 20, 2002. We turned positive adjusted EBITDA in August 2002. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations during 2003, and to remain in compliance with our covenants under our credit facilities. The execution of our business strategy requires obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to meet our debt service obligations and fund working capital and capital expenditures.

         Our cash and cash equivalents will decline during the remainder of 2002 in accordance with our plan. However, we believe that our cash flow from operations and the proceeds of our new debt financing will be sufficient to enable us to execute our business strategy until such time as we have positive cash flow from operations to fund working capital, capital expenditures and debt service requirements. We can make no assurances, however, that our estimates with respect to the occurrence and timing of positive cash flows will be accurate. Accordingly, it may be necessary for us to seek additional sources of capital, which may include capital lease financing, private equity, and other sources of funding, for the successful execution of our business strategy. Our estimates of funding may be inaccurate due to a variety of factors including delay in timely collection of amounts owed to us, regulatory changes, changes in technology, changing conditions within the industry and general economy, increased competition in price and service, changes in number of customers and penetration of new services, and changes in cost of our networks in each of our markets. Our collections from interexchange carriers and established telephone companies have been slower than those from end-users. Currently, we have commenced a legal action against AT&T for delays in access payments owed to us. Due to the uncertainty of all of these factors, actual funding available from operations and other sources may vary from expected amounts, possibly to a material degree, and such variations could affect our funding needs and could result in a default under our credit facilities.

         We cannot make any assurances that we would be successful in obtaining additional funding, if needed or advisable, on favorable terms or at all. In addition, financing in the form of equity could result in dilution to the common stockholders. In light of current adverse conditions in the general economy and specifically the telecommunications industry, it likely will be difficult to obtain public/private financing, bank financing, capital lease or vendor financing to continue funding our business. Failure to raise sufficient funds, as and when needed or advisable, may require us to modify, delay or abandon some or all of our future expenditures with respect to our business strategy, engage in asset sales or pursue other alternatives designed to enhance our liquidity or obtain relief from our obligations.

         Our failure to comply with the covenants and restrictions contained in our senior credit facility and subordinated note agreements could lead to default under those agreements. If such default were to occur, our lenders could declare all amounts owed to them immediately due and payable. If that event should occur, we can make no assurances that we would be able to make payments on our indebtedness, meet our working capital or capital expenditure requirements, or that we would be able to obtain additional financing, any of which would have a material adverse effect on our business, financial condition and results of operations.

LISTING ON THE NASDAQ NATIONAL MARKET

         Our common stock is currently traded on the Nasdaq National Market. For continued listing on the National Market, Nasdaq requires, among other things, that listed securities maintain a minimum bid price, minimum stockholders' equity and minimum market value of publicly held shares. By letter dated June 28, 2002, Nasdaq advised us that we were not in compliance with the National Market's continued listing standards because our stock price had closed below $1.00 per share for 30 consecutive trading days. The letter gave us 90 days, or until September 26, 2002, to regain compliance or our stock would be de-listed from the Nasdaq National Market. By letter dated August 21, 2002, Nasdaq advised us that we did not meet the Nasdaq National Market's minimum stockholders' equity requirement. By letter dated September 30, 2002, Nasdaq informed us that we had not regained compliance with the minimum stock price nor the minimum stockholders' equity requirement and that our stock would be de-listed from the Nasdaq National Market.

         On October 4, 2002, we requested a hearing before the Nasdaq Listings Qualifications Panel. By letter dated October 7, 2002, Nasdaq notified us that a hearing is scheduled for November 14, 2002. Our stock continues to trade on the Nasdaq National Market, pending the outcome of the hearing. There is no guarantee that we will prevail at the November 14 hearing. If we do not prevail at the hearing, the stock may be traded on the Nasdaq SmallCap Market or the OTC Bulletin Board. Among other consequences, a move from the Nasdaq National Market may cause reduced liquidity in the trading market for our common stock and difficulty in obtaining future financing.

FINANCING FACILITIES

         As of September 30, 2002, we have borrowed $394.5 million under our senior credit facility. At such date, there was $125.0 million outstanding under the Term A loan, $125.0 million outstanding under the Term B loan, $44.5 million outstanding under the Term C loan, and $100.0 million outstanding under the revolving portion. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit of this nature. We were in compliance with the covenants under our senior credit facility for the three months ended September 30, 2002.

         As of September 30, 2002, we had principal borrowings of $190.0 million, excluding the discount of $2.9 million and interest payable in kind of $9.9 million in subordinated notes, which is subordinated to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually, until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. During the three months ended June 30, 2002, $11.7 million in PIK interest accreted to principal. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

CASH FLOWS

         We have incurred significant operating and net losses since our inception. We generated positive adjusted EBITDA during August and September 2002. While we expect to continue to generate positive adjusted EBITDA, we expect to continue to have operating losses as we penetrate our markets. As of September 30, 2002, we had an accumulated deficit of $944.2 million. Net cash used for operating activities was approximately $50.0 million and $101.2 million for the nine months ended September 30, 2002 and 2001, respectively. The net cash used for operating activities during the nine months ended September 30, 2002 and 2001 was primarily due to operating losses incurred while we grew our client base.

         Net cash provided by financing activities was $96.9 million and $25.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities for the nine months ended September 30, 2002 was related to borrowings under the senior credit facility, including financing under the Term C loan. Net cash provided by financing activities for the nine months ended September 30, 2001 was also related to borrowings under the senior credit facility. Funds received were used for general corporate purposes.

         Net cash used in investing activities was $19.0 million and $40.0 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities for the nine months ended September 30, 2002 related to capital expenditures offset slightly by the proceeds from the sale of non-essential corporate assets. Net cash used in investing activities for the nine months ended September 30, 2001 related to capital expenditures, the maturity of short term investments and the release of restricted cash for the quarterly interest payments on the subordinated debt.

CAPITAL REQUIREMENTS

         Capital expenditures were $20.0 million and $66.0 million for the nine months ended September 30, 2002 and 2001, respectively. We expect that our capital expenditures will decrease slightly for the fourth quarter of 2002 and will remain well below the level of 2001. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry.

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

Revenue recognition. Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided. Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. Activation charges and the related direct costs are initially deferred and recognized as revenue and expense over the average life of a customer. The portion of activation costs that exceeds activation revenue is recognized in the current period as expense. We recognize revenue from switched access and reciprocal compensation based on management's best estimate of its collectibility being reasonably assured. Certain judgments in measuring revenue may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in future operating losses.

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

Acquired intangibles. Our business acquisitions have resulted in intangible assets which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value, and any subsequent impairment, of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". We adopted this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. We completed the required impairment evaluation of goodwill in conjunction with the adoption of SFAS No. 142 during the three-month period ended March 31, 2002. Based on an analysis that considered the future cash flows of the company and market capitalization information, the evaluation noted no impairment of goodwill at that time. During the three months ended June 30, 2002, we noted a significant adverse change in the business climate of the company and telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value in accordance with SFAS No. 142. In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 2002, the carrying value of our debt obligations, excluding capital lease obligations, was $585.2 million and the fair value of those obligations was $629.1 million. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at September 30, 2002, would have resulted in an increase in fair value of long-term debt by approximately $20.2 million.

         Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at September 30, 2002, would have resulted in an approximate increase in cash required for interest on variable rate debt during the next two fiscal years of $2.1 million per year, declining to $1.9, $1.6 and $1.0 million in the third, fourth and fifth years, respectively.

         As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts.

         At September 30, 2002, we had interest rate swap agreements for a notional amount of $187.5 million. Based on the fair value of the interest rate swaps at September 30, 2002, it would have cost us $20.1 million to terminate the agreements. A hypothetical decrease of 100 basis points in the swap rate would have increased the cost to terminate these agreements by approximately $4.6 million.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

         Based on their evaluation within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Choice One Communications Inc., with the participation and assistance of the Company's management, concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

                           On January 26, 2002, the Company and its wholly owned
                  subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T"). This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company's complaint seeks damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. An answer was filed by AT&T. The Company has filed a reply. On April 26, 2002, the Company filed a motion for partial summary judgment based upon AT&T's failure to pay the Company's invoices on account, and for a declaration that AT&T materially breached its agreements for failure to pay. AT&T cross-moved for partial summary judgment, seeking dismissal of several of the Company's causes of action. On September 24, 2002, following oral argument, a decision dismissing some of the Company's causes of action, but preserving for trial the Company's claim for breach of contract and declaratory judgement, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. The parties are now engaged in the discovery process.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                           In September 2002, the Company entered into a Third
                  Amended and Restated Credit Agreement. In consideration for additional loans to the Company of $48.875 million, amendments to financial covenants and other provisions of the Company's credit agreement and amendments to the Company's bridge financing agreement, the Company issued warrants with an exercise price of $0.01 per share to the Company's lenders under its credit agreement to purchase up to 10,596,137 shares of common stock and to the Company's lenders under its bridge financing agreement to purchase, on a contingent basis upon the occurrence of certain events as described in Note 8 to the Company's Consolidated Financial Statements, up to an additional 4,851,872 shares of common stock. The Company obtained the written consent of holders of a majority of its common stock authorizing the issuance of such warrants. An Information Statement describing the details of this transaction was provided to the Company's stockholders in October 2002.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

                  B.       Reports on Form 8-K

                           On July 11, 2002, the Company filed a report on Form
                  8-K to report on the Audit Committee's decision to dismiss Arthur Andersen LLP ("Andersen") as the Company's independent auditor and to engage PricewaterhouseCoopers LLP ("PWC") to serve in that capacity effective July 8, 2002.

                           On September 23, 2002, the Company filed a report on
                  Form 8-K to announce the Company's achievement of positive EBITDA in August 2002.

                           On September 27, 2002, the Company filed a report on
                  Form 8-K to announce the Company had completed the closing of a new debt financing arrangement in the amount of $48.875 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHOICE ONE COMMUNICATIONS INC.
                             Registrant


DATE: November 14, 2002      By:  /s/ Steve M. Dubnik
                                 ---------------------------------------------
                             Steve M. Dubnik, Chairman and Chief
                             Executive Officer


                             By:  /s/ Ajay Sabherwal
                                  --------------------------------------------
                             Ajay Sabherwal, Executive Vice President,
                             Finance and Chief Financial Officer
                             (Principal Financial Officer)

I, Steve M. Dubnik, the Chairman and Chief Executive Officer, Choice One Communications Inc. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Choice One Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          /s/ Steve M. Dubnik
         Steve M. Dubnik
         Chairman and Chief Executive Officer
         November 14, 2002

I, Ajay Sabherwal, Executive Vice President, Finance and Chief Financial Officer, Choice One Communications Inc. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Choice One Communications Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/ Ajay Sabherwal
         Ajay Sabherwal
         Executive Vice President, Finance and Chief Financial Officer November 14, 2002

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                               LOCATION
    ------       -----------                               --------
      3.1        Amended and Restated Certificate of       Incorporated     by
                 Incorporation                             reference      from
                                                           Exhibit    3.1   to
                                                           Choice          One
                                                           Communication
                                                           Inc.s
                                                           Registration
                                                           Statement  on  Form
                                                           S-1        declared
                                                           effective        on
                                                           February  16,  2000
                                                           located       under
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No.       333-91321
                                                           (February     2000
                                                           Registration
                                                           Statement)

      3.2        Amended and Restated Bylaws               Incorporated     by
                                                           reference      from
                                                           Exhibit  3.2 to the
                                                           February       2000
                                                           Registration
                                                           Statement


      3.3        Certificate of Designations for Series    Incorporated     by
                 A Senior Cumulative Preferred Stock       reference      from
                                                           Exhibit  3.1 to the
                                                           August   10,   2000
                                                           8-K filing  located
                                                           under           the
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No. 29279

      3.4 Certificate of Amendment of Certificate Incorporated by of Designations for Series A Senior reference from
                 Cumulative  Preferred  Stock  of  Choice  Exhibit   10.25  to
                 One Communications Inc.                   the Companys  10-K
                                                           filed  on  April 1,
                                                           2002

      3.5        Certificate  of Amendment of Certificate  Incorporated by
                 of Incorporation with Certificate of reference from Designations, Preferences and Rights of Exhibit 3.4 to the Series A Senior Cumulative Preferred Company's 10-Q
                 Stock dated March 30, 2002                filed on May 15,
                                                           2002.

      3.6        Certificate of Amendment of Certificate   Incorporated by
                 of Designations for Series A Senior       reference from
                 Cumulative Preferred Stock                Exhibit 4.6 to the
                                                           Company's 8-K
                                                           filed on September
                                                           27, 2002.

      4.1        Registration  Rights  Agreement dated as  Incorporated     by
                 of July 8, 1998, among Choice One reference from Communications Inc., the Investor Exhibit 10.10 to
                 Holders and the Management Holders        the  February  2000
                                                           Registration
                                                           Statement

      4.2 Amendment No. 1 dated as of February Incorporated by 18, 1999 to Registration Rights reference from
                 Agreement  dated  as of  July  8,  1998,  Exhibit   10.11  to
                 among Choice One Communications Inc., the February 2000 the Investor Holders and the Management Registration
                 Holders                                   Statement

      4.3 Amendment No. 2 dated as of June 30, Incorporated by 1999 to Registration Rights Agreement reference from dated as of July 8, 1998, among Choice Exhibit 10.12 to One Communications Inc., the Investor the February 2000
                 Holders and the Management Holders        Registration
                                                           Statement

      4.4 Amendment No. 3 dated as of June 30, Incorporated by 1999 to Registration Rights Agreement reference from dated as of July 8, 1998, among Choice Exhibit 10.13 to One Communications Inc., the Investor the February 2000
                 Holders and the Management Holders        Registration
                                                           Statement

      4.5 Amendment No. 4 dated as of August 1, Incorporated by 2000 to Registration Rights Agreement reference from dated as of July 8, 1998, among Choice Exhibit 10.1 to One Communications Inc., the Investor the Company's 8-K
                 Holders and the Management Holders        filed   on   August
                                                           10, 2000

      4.6 Amendment No. 5 dated as of November 9, Incorporated by 2001 to Registration Rights Agreement reference from dated as of July 8, 1998, among Choice Exhibit 10.22 to One Communications Inc., the Investor the Company's 10-K
                 Holders and the Management Holders        filed  on  April 1,
                                                           2002

      4.7 Amendment No. 6 dated as of May 22, Incorporated by 2002 to Registration Rights Agreement reference from dated as of July 8, 2002 among Choice Exhibit 10.23 to
                 One  Communications  Inc.,  the Investor  the Company's  10-Q
                 Holders and the Management Holders.       filed   on   August
                                                           14, 2002

      4.8 Amendment No. 7 dated as of September Incorporated by 13, 2002 to Registration Rights reference from
                 Agreement  dated  as of July  18,  1998,  Exhibit  4.2 to the
                 among  Choice One  Communications  Inc.,  Company's       8-K
                 the    Investors    Holders    and   the  filed on  September
                 Management Holders                        27, 2002

      4.9        Debt   Registration   Rights   Agreement  Incorporated     by
                 dated as of November 9, 2001 among reference from Choice One Communications Inc., Morgan Exhibit 10.23 to
                 Stanley  Senior  Funding,   Inc.,  First  the Company's  10-K
                 Union Investors and CIBC Inc.             filed  on  April 1,
                                                           2002

     4.10 Equity Registration Rights Agreement Incorporated by dated as of November 9, 2001 among reference from Choice One Communications Inc., Morgan Exhibit 10.24 to
                 Stanley  Senior  Funding,   Inc.,  First  the Company's  10-K
                 Union Investors and CIBC Inc.             filed  on  April 1,
                                                           2002

     4.11 Amendment No. 1 dated as of September Incorporated by 13, 2002 to Equity Registration Rights reference from Agreement dated as of November 9, 2001, Exhibit 4.1 to the
                 among  Choice One  Communications  Inc.,  Company's       8-K
                 Morgan Stanley Senior Funding, Inc., filed on September Wachovia Investors, Inc. (f/k/a First 27, 2002
                 Union Investors, Inc.), and CIBC Inc.

     4.12        Investor  Rights  Agreement  dated as of  Incorporated     by
                 December 19, 2001 between FairPoint reference from Communications Solutions Corp. and Exhibit 10.25 to
                 Choice One Communications Inc.            the Company's  10-K
                                                           filed  on  April 1,
                                                           2002

     4.13        Agreement  dated  as of March  31,  2002  Incorporated     by
                 between Choice One Communications Inc. reference from and the Holders set forth on the Exhibit 10.41 to signature pages thereto (Morgan Stanley the Company's 10-Q Dean Witter Capital Partners IV, L.P., filed on May 15, MSDW IV 892 Investors, L.P., Morgan 2002.
                 Stanley  Dean Witter  Capital  Investors
                 IV, L.P.)

     4.14 Warrant to Purchase Shares of Common Incorporated by Stock of Choice One Communications Inc. reference from
                                                           Exhibit 10.4,  10.5
                                                           and   10.6  to  the
                                                           Company's       8-K
                                                           filed   on   August
                                                           10, 2000

     4.15 Warrant to Purchase Shares of Common Incorporated by Stock of Choice One Communications Inc. reference from
                                                           Exhibit      10.42,
                                                           10.43  and 10.44 to
                                                           the Company's  10-K
                                                           filed  on  April 1,
                                                           2002

     4.16        Form  of  Warrant  for the  Purchase  of  Incorporated     by
                 Shares  of Common  Stock of  Choice  One  reference      from
                 Communications Inc.                       Exhibit   10.44  to
                                                           the Company's  10-Q
                                                           filed  on  May  15,
                                                           2002.

     4.17        Form  of  Warrant  for the  Purchase  of  Incorporated     by
                 Shares of Common Stock of Choice One reference from Communications Inc. (warrant to Exhibit 10.45 to
                 purchase   a   number   of   shares   in  the Company's  10-Q
                 accordance   with  the   definition   of  filed  on  May  15,
                 warrant share amount)                     2002.

     4.18        Form  of  Warrant  for the  Purchase  of  Incorporated     by
                 Shares Of Common Stock Of Choice One reference from Communications Inc. (warrant to Exhibit 4.3 to the
                 purchase   a   number   of   shares   in  Company's       8-K
                 accordance with the definition of filed on September Warrant Share Amount) dated September 27, 2002
                 13, 2002

     4.19        Form  of  Warrant  for the  Purchase  of  Incorporated     by
                 Shares Of Common Stock Of Choice One reference from Communications Inc. dated September 13, Exhibit 4.4 to the
                 2002                                      Company's       8-K
                                                           filed on  September
                                                           27, 2002

     4.20        Form  of  Warrant  for the  Purchase  of  Incorporated     by
                 Shares Of Common Stock Of Choice One reference from Communications Inc. (warrant to Exhibit 4.5 to the
                 purchase   a   number   of   shares   in  Company's       8-K
                 accordance with the definition of filed on September Warrant Share Amount) dated September 27, 2002
                 13, 2002

     4.21 Securities Purchase Agreement dated as Incorporated by of August 1, 2000 among Morgan Stanley reference from Dean Witter Capital Partners IV, L.P., Exhibit 10.7 to Morgan Stanley Dean Witter Capital the Company's 8-K Partners IV 892 Investors, L.P., Morgan filed on August Stanley Dean Witter Capital Investors 10, 2000
                 IV, L.P., and Choice One  Communications
                 Inc.  relating to the  purchase and sale
                 of     securities    of    Choice    One
                 Communications Inc.

     4.22        Warrant Issuance Agreement dated as of    Incorporated     by
                 September 13, 2002 among Choice One       reference      from
                 Communications Inc., the Issuer,          Exhibit   10.8   to
                 Wachovia Investors, Inc., Morgan          the  Company's  8-K
                 Stanley Emerging Markets Inc., CIBC       filed on  September
                 Inc., Morgan Stanley Dean Witter          27, 2002
                 Capital Partners IV, L.P., MSDW IV 892
                 Investors, L.P., Morgan Stanley Dean
                 Witter Capital Investors IV, L.P., the
                 Holders and Morgan Stanley & Co.
                 Incorporated

     10.1 1998 Management Stock Incentive Plan of Incorporated by Choice One Communications Inc. (May reference from
                 2000 Restatement)                         Exhibit  4.1 to the
                                                           September  29, 2000
                                                           S-8  located  under
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No. 333-47002


     10.2 Amendment No. 1 to the 1998 Management Incorporated by Stock Incentive Plan of Choice One reference from
                 Communications     Inc.     (May    2000  Exhibit  4.4 to the
                 Restatement)                              December  21,  2001
                                                           S-8  located  under
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No. 333-75712

     10.3        1999 Directors'  Stock Incentive Plan of  Incorporated     by
                 Choice One Communications Inc.            reference      from
                                                           Exhibit  4.1 to the
                                                           September  29, 2000
                                                           S-8  located  under
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No. 333-47008

     10.4 Transaction Agreement, dated as of July Incorporated by 8, 1998, among Choice One reference from
                 Communications Inc., Choice One Exhibit 10.3 to Communications L.L.C. and holders of the February 2000
                 Investor Equity and Management Equity     Registration
                                                           Statement

     10.5        Amendment  No.  1 dated  as of  December  Incorporated     by
                 18, 1998 to Transaction Agreement, reference from dated as of July 8, 1998, among Choice Exhibit 10.4 to One Communications Inc., Choice One the February 2000
                 Communications  L.L.C.  and  holders  of  Registration
                 Investor Equity and Management Equity     Statement

     10.6        Amendment  No.  2 dated  as of  February  Incorporated     by
                 18, 1999 to Transaction Agreement, reference from dated as of July 8, 1998, among Choice Exhibit 10.5 to One Communications Inc., Choice One the February 2000
                 Communications  L.L.C.  and  holders  of  Registration
                 Investor Equity and Management Equity     Statement

     10.7        Amendment  No.  3 dated  as of  May,  14  Incorporated     by
                 1999 to Transaction Agreement, dated as reference from of July 8, 1998, among Choice One Exhibit 10.6 to
                 Communications Inc., Choice One the February 2000 Communications L.L.C. and holders of Registration
                 Investor Equity and Management Equity     Statement

     10.8 Amendment No. 4 dated as of June 30, Incorporated by 1999 to Transaction Agreement, dated as reference from of July 8, 1998, among Choice One Exhibit 10.7 to
                 Communications Inc., Choice One the February 2000 Communications L.L.C. and holders of Registration
                 Investor Equity and Management Equity     Statement

     10.9 Amendment No. 5 dated as of June 30, Incorporated by 1999 to Transaction Agreement, dated as reference from of July 8, 1998, among Choice One Exhibit 10.8 to
                 Communications Inc., Choice One the February 2000 Communications L.L.C. and holders of Registration
                 Investor Equity and Management Equity     Statement

     10.10       Amendment  No.  6 dated  as of  November  Incorporated     by
                 18, 1999 to Transaction Agreement, reference from dated as of July 8, 1998, among Choice Exhibit 10.9 to One Communications Inc., Choice One the February 2000
                 Communications  L.L.C.  and  holders  of  Registration
                 Investor Equity and Management Equity     Statement

     10.11 Amendment No. 7 dated as of August 1, Incorporated by 2000 to Transaction Agreement, dated as reference from of July 8, 1998, among Choice One Exhibit 10.2 to
                 Communications    Inc.,    Choice    One  the  Compan's  8-K
                 Communications   L.L.C  and  holders  of  filed   on   August
                 Investor Equity and Management Equity     10, 2000

     10.12       Amendment  No.  8 dated  as of  December  Incorporated     by
                 20, 2000 to Transaction Agreement, reference from dated as of July 8, 1998, among Choice Exhibit 10.11 to One Communications Inc., Choice One the Company's 10-K
                 Communications   L.L.C  and  holders  of  filed  on  March 6,
                 Investor Equity and Management Equity     2001

     10.13 Amendment No. 9 dated as of March 13, Incorporated by 2001 to Transaction Agreement, dated as reference from of July 8, 1998, among Choice One Exhibit 10.12 to
                 Communications Inc., Choice One the Company's 10-Q Communications L.L.C. and holders of filed on August
                 Investor Equity and Management Equity     14, 2001

     10.14 Amendment No. 10 dated as of June 21, Incorporated by 2001 to Transaction Agreement, dated as reference from of July 8, 1998, among Choice One Exhibit 10.12 to
                 Communications Inc., Choice One the Company's 10-Q Communications L.L.C. and holders of filed on August
                 Investor Equity and Management Equity     14, 2001

     10.15 Amendment No. 10 dated as of November Incorporated by 9, 2001 to Transaction Agreement, dated reference from as of July 8, 1998, among Choice One Exhibit 10.15 to
                 Communications Inc., Choice One the Company's 10-K Communications L.L.C. and holders of filed on April 1, Investor Equity and Management Equity 2002
                 (this  Amendment  No.  10 is a  distinct
                 and   separate    amendment   from   the
                 Amendment  No.  10 dated  June 21,  2001
                 referenced in Exhibit 10.14 above)

     10.16       Amendment  No.  11 dated as of  December  Incorporated     by
                 19, 2001 to Transaction Agreement, reference from dated as of July 8, 1998, among Choice Exhibit 10.16 to One Communications Inc., Choice One the Company's 10-K
                 Communications  L.L.C.  and  holders  of  filed  on  April 1,
                 Investor Equity and Management Equity     2002

     10.17 Amendment No. 13 dated as of September Incorporated by 12, 2002 to the Transaction Agreement, reference from dated as of July 18, 1998, among Choice Exhibit 10.9 to One Communications Inc. Choice One the Company's 8-K
                 Communications L.L.C. and holders of filed on September Investor Equity and Management Equity 27, 2002
                 (as defined therein)

     10.18 Form of Executive Purchase Agreement Incorporated by dated July 8, 1998 among the Choice One reference from Communication Inc., Choice One Exhibit 10.14 to
                 Communications    L.L.C.   and   Certain  the  February  2000
                 Executives of the Registrant              Registration
                                                           Statement

     10.19 Executive Purchase Agreement dated as Incorporated by of July 8, 1998 among the Choice One reference from
                 Communication Inc., Choice One Exhibit 10.15 to Communications L.L.C. and Steve M. the February 2000
                 Dubnik                                    Registration
                                                           Statement

     10.20 Executive Purchase Agreement dated as Incorporated by of July 8, 1998 among the Choice One reference from
                 Communication Inc., Choice One Exhibit 10.16 to Communications L.L.C. and Mae Squire-Dow the February 2000
                                                           Registration
                                                           Statement

     10.21 Executive Purchase Agreement dated as Incorporated by of July 8, 1998 among the Choice One reference from
                 Communication Inc., Choice One Exhibit 10.17 to Communications L.L.C. and Philip Yawman the February 2000
                                                           Registration
                                                           Statement

     10.22 Executive Purchase Agreement dated as Incorporated by of July 8, 1998 among the Choice One reference from
                 Communication Inc., Choice One Exhibit 10.18 to Communications L.L.C. and Kevin Dickens the February 2000
                                                           Registration
                                                           Statement

     10.23 Executive Purchase Agreement dated as Incorporated by of July 8, 1998 among the Choice One reference from
                 Communication Inc., Choice One Exhibit 10.19 to Communications L.L.C. and Ajay Sabherwal the February 2000
                                                           Registration
                                                           Statement

     10.24 Third Amended and Restated Credit Incorporated by Agreement dated as of September 13, reference from
                 2002  among  Choice  One  Communications  Exhibit   10.1   to
                 Inc., as Guarantor, its Subsidiaries as the Company's 8-K Borrowers, Wachovia Investor, Inc. filed on September (f/k/a First Union Investors, Inc.), as 27, 2002
                 Administrative   Agent  and   Collateral
                 Agent,    General    Electric    Capital
                 Corporation,   as   Syndication   Agent,
                 Morgan Stanley Senior Funding,  Inc., as
                 Documentation Agent, and the Lenders thereto (the 'Amended Credit Agreement')

     10.25 Third Amended and Restated Pledge Incorporated by Agreement dated as of September 13, reference from
                 2002 made by Choice One Communications Exhibit 10.2 to Inc. and its Subsidiaries listed on the the Company's 8-K signature  pages  thereto  in  favor  of  filed on  September
                 Wachovia  Investor,  Inc.  (f/k/a  First  27, 2002
                 Union      Investors,      Inc.),     as
                 Administrative  Agent,  for the  ratable
                 benefit  of  such  Administrative  Agent
                 and  the   Lenders   under  the  Amended
                 Credit Agreement

     10.26 Third Amended and Restated Security Incorporated by Agreement dated as of September 13, reference from
                 2002 made by Choice  One  Communications  Exhibit  4.2 to the
                 Inc. and its Subsidiaries  listed on the  Company's       8-K
                 signature  pages  thereto  in  favor  of  filed on  September
                 Wachovia  Investor,  Inc.  (f/k/a  First  27, 2002
                 Union      Investors,      Inc.),     as
                 Administrative  Agent,  for the  ratable
                 benefit  of  such  Administrative  Agent
                 and  the   Lenders   under  the  Amended
                 Credit Agreement.

     10.27 Subordinated Guarantee dated as of Incorporated by September 13, 2002 made by the reference from
                 subsidiaries      of     Choice      One  Exhibit   10.7   to
                 Communications Inc. listed on the the Company's 8-K signature pages thereto in favor of filed on September Morgan Stanley Senior Funding, Inc., as 27, 2002
                 Bridge   Collateral   Agent,   for   the
                 ratable   benefit   of  itself  and  the
                 financial institutions as are, or may from time to time become, parties to the Bridge Agreement Amendment

     10.28       Bridge  Financing  Agreement dated as of  Incorporated     by
                 August 1, 2000 among Choice One reference from Communications Inc., the Lenders party Exhibit 10.3 to hereto, and Morgan Stanley Senior the Company's 8-K Funding, Inc., as Administrative Agent filed on August
                                                           10, 2000

     10.29 Third Amendment to the Bridge Financing Incorporated by Agreement dated as of September 13, reference from 2002, with respect to the Bridge Exhibit 10.4 to Financing Agreement dated as of August the Company's 8-K
                 1,   2000,    among   the   Choice   One  filed on  September
                 Communications    Inc.,   as   Borrower,  27, 2002
                 Morgan Stanley Senior Funding,  Inc., as
                 Administrative  Agent  and  the  Lenders
                 thereto    (the    'Bridge     Agreement
                 Amendment')

     10.30       Bridge  Pledge  Agreement  dated  as  of  Incorporated     by
                 September  13,  2002 made by Choice  One  reference      from
                 Communications Inc. and its Exhibit 10.5 to Subsidiaries listed on the signature the Company's 8-K pages thereto in favor of Morgan filed on September Stanley Senior Funding, Inc., as Bridge 27, 2002
                 Collateral   Agent,   for  the   ratable
                 benefit of itself and the financial institutions as are, or may from time to time become, parties to the Bridge
                 Agreement Amendment

     10.31 Form of Rollover Note for the Bridge Incorporated by Financing Agreement dated as of August reference from 1, 2000 among Choice One Communications Exhibit 10.46 to Inc., the Lenders party hereto, and the Company's 10-K Morgan Stanley Senior Funding, Inc., as filed on April 1,
                 Administrative Agent                      2002

     10.32 Bridge Security Agreement dated as of Incorporated by September 13, 2002 made by Choice One reference from
                 Communications Inc. and its Exhibit 10.6 to Subsidiaries listed on the signature the Company's 8-K pages thereto in favor of Morgan filed on September Stanley Senior Funding, Inc., as Bridge 27, 2002
                 Collateral   Agent,   for  the   ratable
                 benefit of itself and the financial institutions as are, or may from time to time become, parties to the Bridge
                 Agreement Amendment.

     10.33       Lease   between   the   Registrant   and  Incorporated     by
                 Bendersen-Rochester    Associates,   LLC  reference      from
                 dated October 14, 1998, as amended        Exhibit   10.21  to
                                                           the  February  2000
                                                           Registration
                                                           Statement

     10.34 Unit Purchase Agreement dated as of Incorporated by October 21, 1999 among the Registrant, reference from Atlantic Connections L.L.C., ACL Exhibit 10.22 to Telecommunications, LTD., Paul Cissel, the February 2000 Antonio Lopez, Jr. and North Atlantic Registration
                 Venture Fund II, L.P                      Statement

     10.35 General Agreement between the Incorporated by Registrant and Lucent Technologies reference from
                 effective  as  of  July  17,  1998,   as  Exhibit   10.23  to
                 amended                                   the  February  2000
                                                           Registration
                                                           Statement

     10.36       Service  Bureau  Agreement  between  the  Incorporated     by
                 Registrant  and  Saville   Systems  Inc.  reference      from
                 effective September 30, 1998              Exhibit   10.24  to
                                                           the  February  2000
                                                           Registration
                                                           Statement

     10.37 Agreement and Plan of Merger by and Incorporated by among Choice One Communications Inc., reference from Barter Acquisition Corporation, US Exhibit 99.2 to
                 Xchange,  Inc. and the Stockholder of US  the       Companys
                 Xchange, Inc. dated as of May 14, 2000    8-K/A  filed on May
                                                           16, 2000

     10.38 Fiber Optic Agreement and Grant of IRU Incorporated by dated August 1, 2000 by and between reference from Choice One Communications Inc. and RVP Exhibit 10.9 to
                 Fiber Company, L.L.C.                     the  Companys  8-K
                                                           filed   on   August
                                                           10, 2000

     10.39 Form of Executive Employment Agreement Incorporated by between former executives of US reference from
                 Xchange,    Inc.    and    Choice    One  Exhibit   10.10  to
                 Communications Inc.                       the  Companys  8-K
                                                           filed   on   August
                                                           10, 2000

     10.40 Master Facilities Agreement between Incorporated by Fiber Technologies Operating Company, reference from LLC and Choice One Communications Inc. Exhibit 10.1 to
                 dated as of May 31,  2000 *               the Company's  10-Q
                                                           for   the   quarter
                                                           ended June 30, 2000

     10.41 Addendum Number One 5ESS Switch and Incorporated by Transmission Systems Purchase Agreement reference from between Choice One Communications Inc. Exhibit 10.1 to and Lucent Technologies Inc. dated as the Company's 10-Q
                 of January 1, 2000 **                     for   the   quarter
                                                           ended   March   31,
                                                           2000

     10.42       Choice One Communications Inc. 401(K)     Incorporated     by
                 Plan                                      reference      from
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
                                                           S-8  located  under
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No. 333-48430


     10.43       Amendment No.1 and No. 2 to the Choice    Incorporated     by
                 One Communications Inc. 401(K) Plan       reference      from
                                                           Exhibit  4.4 to the
                                                           December  21,  2001
                                                           S-8  located  under
                                                           Securities      and
                                                           Exchange
                                                           Commission     File
                                                           No. 333-75710

     10.44 Network Transition Agreement dated as Incorporated by of November 7, 2001 between FairPoint reference from Communications Solutions Corp., Choice Exhibit 10.53 to One Communications Inc. and selected the Company's 10-K
                 subsidiaries of Choice One                filed  on  April 1,
                 Communications Inc.                       2002



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