Form 10-Q/A
period 2002-09-30
CHOICE ONE COMMUNICATIONS INC
filed 2002-11-26
CIK 1091953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

This Amendment No. 1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2002, filed by the Registrant on November 26, 2002, is being filed to add as Exhibits 99.1 and 99.2, respectively, certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 by the Registrant's President and Chief Executive Officer and by its Executive Vice President, Finance and Chief Financial Officer. The Form 10-Q already included certificates by such officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Those certificates, pursuant to Section 302, have been redated. Except as set forth in this Introductory Note, there are no changes to the Form 10-Q.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION



Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2002
              and December 31, 2001...........................................2

              Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30, 2001..........3

              Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and September 30, 2001..........4

              Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2002 and September 30, 2001..........5

              Notes to Condensed Consolidated Financial Statements............6

              Cautionary Statement On Forward-Looking Statements.............19

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....37

Item 4.       Disclosure Controls and Procedures.............................37

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................38

Item 2.       Changes in Securities and Use of Proceeds......................38

Item 3.       Defaults Upon Senior Securities................................38

Item 4.       Submission of Matters to a Vote of Security Holders............38

Item 5.       Other Information..............................................38

Item 6.       Exhibits and Reports on Form 8-K...............................38

Signatures...................................................................40

Certifications, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002....41

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED Consolidated Balance Sheet
             (amounts in thousands, except share and per share data)

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2002               2001
                                                 --------------    -------------
                                                  (Unaudited)
                  ASSETS
Current Assets:
   Cash and cash equivalents...................  $   42,327         $   14,415
   Accounts receivable, net....................      40,914             40,239
   Prepaid expenses and other current assets...       2,435              1,910
                                                 --------------    -------------
         Total current assets..................      85,676             56,564

Property and equipment, net....................     334,990            361,768

Goodwill, net..................................          --            282,905
Intangible assets, net.........................      51,341             58,922
Other assets, net..............................       6,905              6,419
                                                  --------------   -------------
         Total assets..........................   $ 478,912        $   766,578
                                                  ==============   =============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current Liabilities:
   Current portion of capital leases for
    indefeasible rights to use fiber...........   $       474      $       310
   Accounts payable............................        16,983           12,629
   Accrued expenses............................        50,609           49,962
                                                  --------------   -------------
         Total current liabilities.............        68,066           62,901

Long-Term Debt and Other Liabilities:
   Long-term debt..............................       587,243          473,432
   Interest rate swaps.........................        20,082           13,484
   Other long-term liabilities.................         3,026               --
   Long-term capital leases for indefeasible
    rights to use fiber........................        21,461           12,550
                                                  --------------   -------------
         Total long-term debt and other
           liabilities.........................       631,812          499,466

Commitments and Contingencies (Note 13)

Redeemable Preferred Stock:
   Series A preferred stock, $0.01 par value,
     340,000 shares authorized, 251,588
     and 200,000 shares issued and outstanding
     as of September 30, 2002 and December 31,
     2001, respectively, ($269,199 liquidation
     value)....................................       231,420          200,780

Stockholders' (Deficit)/Equity:
   Undesignated preferred stock, $0.01 par value,
     4,600,000 shares authorized, no shares
     issued and outstanding....................            --               --
   Common stock, $0.01 par value, 150,000,000
     shares authorized, 41,795,080 and 40,431,583
     shares issued as of  September 30, 2002
     and December 31, 2001, respectively.......           418              404
   Additional paid-in capital..................       512,755          537,059
   Deferred compensation.......................          (788)         (16,896)
   Treasury stock, 135,415 and 132,328 shares as
     of  September 30, 2002 and December 31, 2001,
     respectively, at cost.....................          (473)            (480)
   Accumulated deficit.........................      (944,216)        (503,172)
   Accumulated other comprehensive loss........       (20,082)         (13,484)
                                                   --------------   ------------
         Total stockholders' (deficit)/equity..      (452,386)           3,431
                                                   --------------   ------------
         Total liabilities and stockholders'
          (deficit)/equity.....................    $  478,912      $   766,578
                                                   ==============   ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2002           2001
                                                    (unaudited)   (unaudited)

Revenue.......................................      $   74,439     $    48,792

Operating expenses:
     Network costs............................          40,304          31,005
     Selling, general and administrative,
       including non-cash deferred compensation
       of $762 and $2,350 in 2002 and 2001,
       respectively, and non-cash management
       ownership allocation charge of $ 200 and
       $6,040 in 2002 and 2001, respectively..          38,469          43,190
     Impairment loss on long-lived assets.....          11,273              --
     Loss on disposition of assets............              36              --
     Restructuring costs......................           5,283              --
     Depreciation and amortization............          18,427          22,544
                                                   -----------      ------------

           Total operating expenses...........         113,792          96,739
                                                   -----------      ------------

Loss from operations..........................         (39,353)         (47,947)

Other income/(expense):
     Interest income..........................             108              827
     Interest expense.........................         (15,473)         (13,761)
                                                   -----------        ----------

Total other income/(expense), net.............         (15,365)         (12,934)
                                                   ------------       ----------

Net loss......................................         (54,718)         (60,881)

Accretion on preferred stock..................           2,125            1,778
Accrued dividends on preferred stock..........           9,114            7,942
                                                   -----------        ----------

Net loss applicable to common stockholders....     $   (65,957)      $ ( 70,601)
                                                   ===========        ==========

Net loss per share, basic and diluted.........     $     (1.47)      $    (1.78)
                                                   ============       ==========

Weighted average number of shares outstanding,
     basic and diluted........................      44,974,102       39,594,628
                                                   ============      ===========

Adoption of Statement of Financial Accounting Standards No. 142,
   "Goodwill and Other Intangible Assets"

Net loss .....................................     $   (54,718)      $  (60,881)
Goodwill amortization.........................               --           8,262
                                                    ------------     -----------
Adjusted net loss ............................         (54,718)         (52,619)
Accretion and accrued dividends on preferred
    stock.....................................          11,239            9,720
                                                    ------------     -----------
Adjusted net loss applicable to common stock
    holders...................................     $   (65,957)      $  (62,339)
                                                    ============     ===========

Net loss per share, basic and diluted, as
    reported..................................     $     (1.47)      $    (1.78)
Goodwill amortization per share...............              --             0.21
                                                    ------------     -----------
Adjusted net loss per share, basic and
    diluted...................................     $     (1.47)      $    (1.57)
                                                    ============     ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (amounts in thousands, except share and per share data)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,

                                                         2002           2001
                                                      (unaudited)   (unaudited)

Revenue.........................................     $  218,225      $ 125,394

Operating expenses:
     Network costs..............................        122,923         86,562
     Selling, general and administrative,
       including non-cash deferred
       compensation of $4,909 and $7,193 in 2002
       and 2001, respectively, and non-cash
       management ownership allocation charge of
       $10,915 and $19,146 in 2002 and 2001,
       respectively.............................        140,218         126,076
     Impairment loss on long-lived assets.......        294,524              --
     Loss on disposition of assets..............            814             801
     Restructuring costs........................          5,283              --
     Depreciation and amortization..............         51,135          64,675
                                                      -----------     ----------

           Total operating expenses.............        614,897         278,114
                                                      -----------     ----------

Loss from operations............................       (396,672)       (152,720)

Other income/(expense):
     Interest income............................            239           4,606
Interest expense................................        (44,611)        (42,404)
                                                      ------------   -----------
Total other income/(expense), net...............        (44,372)        (37,798)
                                                      ------------   -----------

Net loss........................................       (441,044)       (190,518)

Accretion on preferred stock....................          6,122           5,129
Accrued dividends on preferred stock............         26,427          23,030
                                                      ------------   -----------

Net loss applicable to common stockholders            $(473,593)     $ (218,677)
                                                      ============   ===========

Net loss per share, basic and diluted...........      $   (10.94)    $    (5.52)
                                                      ============   ===========

Weighted average number of shares outstanding,
         basic and diluted......................      43,305,779     39,593,485
                                                      ============   ===========

Adoption of Statement of Financial Accounting Standards No. 142,
 "Goodwill and Other Intangible Assets"

Net loss .......................................      $  (441,044)   $ (190,518)
Goodwill amortization...........................               --        24,747
                                                      ------------    ----------
Adjusted net loss ..............................         (441,044)     (165,771)
Accretion and accrued dividends on preferred
  stock..........................................          32,549        28,159
                                                      ------------    ----------
Adjusted net loss applicable to common
  stockholders...................................      $ (473,593)   $ (193,930)
                                                      ============   ===========

Net loss per share, basic and diluted, as
  reported.......................................      $   (10.94)   $    (5.52)
Goodwill amortization per share..................              --          0.63
                                                      ------------   -----------
Adjusted net loss per share, basic and diluted...      $   (10.94)   $    (4.89)
                                                      ============   ===========

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          2002           2001
                                                       -----------   -----------
                                                       (unaudited)   (unaudited)
Cash flows from operating activities:
     Net loss......................................   $  (441,044)  $  (190,518)
     Adjustments to reconcile net loss to net cash used in operating activities:

        Loss on disposition of assets..............            814          801
        Depreciation and amortization..............         51,135       64,675
        Impairment loss on long-lived assets.......        294,524           --
        Non-cash interest on subordinated notes....         18,188           --
        Amortization of deferred financing costs...          3,096        2,598
        Amortization of discount on debt...........            422           --
        Deferred compensation and management ownership
           allocation charge.......................         15,824       26,338

        Changes in assets and liabilities:
           Accounts receivable, net................           (675)     (12,853)
           Prepaid expenses and other assets.......           (538)      (1,798)
           Accounts payable and accrued expenses...          8,236        9,590
                                                         ---------     ---------

         Net cash used in operating activities.....        (50,019)    (101,167)

Cash flows from investing activities:
     Capital expenditures..........................        (19,958)     (65,953)
     Decrease in restricted cash...................             --       18,369
     Proceeds from sales of investments............             --        7,602
     Proceeds from sale of assets..................          1,002           --
                                                         ---------    ----------

         Net cash used in investing activities.....        (18,956)     (39,982)

Cash flows from financing activities:
     Additions to long-term debt...................        198,200       62,000
     Principal payments of long-term debt..........        (98,700)     (34,000)
     Payments under long-term capital leases for
       indefeasible rights to use fiber............           (231)         (48)
     Proceeds from capital contributions and
       issuance of common stock....................             --          106
     Repurchase of treasury stock..................             --          (12)
     Payments of financing costs...................         (2,382)      (2,512)
                                                          ----------  ----------

         Net cash provided by financing activities.         96,887       25,534
                                                          ----------  ----------

Net increase/(decrease) in cash and cash
    equivalents...................................          27,912     (115,615)

Cash and cash equivalents, beginning of period....          14,415      173,573
                                                          ----------  ----------

Cash and cash equivalents, end of period..........       $  42,327     $ 57,958
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

NOTE 4.  PROPERTY AND EQUIPMENT

 Property and equipment, at cost, consisted of the following:

                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------
 Switch equipment.......................      $293,345             $293,765

 Computer equipment and software........        54,265               49,393

 Office furniture and equipment.........         9,907               11,203

 Leasehold improvement..................        22,784               25,585

 Indefeasible right to use fiber........        57,327               47,893

 Construction in progress...............        10,707                6,309
                                             ----------            ----------

          Total property and equipment         448,335              434,148

 Less: accumulated depreciation.........      (113,345)             (72,380)
                                             -----------           -----------

          Property and equipment, net         $334,990             $361,768
                                             ===========           ===========



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

          As outlined in SFAS No. 142, certain intangible assets with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:

                                        September 30, 2002    December 31, 2001
                                        ------------------    -----------------

Amortized intangibles:

  Customer relationships...............       $ 53,635             $ 52,285

  Deferred financing costs.............         29,655               27,769

     Less: accumulated amortization....

              Customer relationships...        (23,103)             (15,350)

              Deferred financing costs.         (8,846)              (5,782)
                                               ---------            ---------

         Intangible assets, net ........      $ 51,341             $ 58,922
                                               =========            =========

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

         October to December, 2002............    2,683
         2003.................................   10,727
         2004.................................   10,617
         2005.................................    6,026
         2006.................................      370
         2007.................................      109

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

         A summary of the changes in the Company's net goodwill by reporting unit at September 30, 2002:

                                                         Web Hosting
                                     Telecommunications   and Design    Total
                                     ------------------  -----------   --------
Balance at December 31, 2001         $   280,148         $   2,757    $ 282,905

Additions to goodwill............             79                --           79

Impairment charge................       (280,227)           (2,757)    (282,984)
                                       -----------         --------    ---------

Balance at September 30, 2002        $        --         $      --     $     --
                                       ===========        ==========  ==========

NOTE 6.  OTHER ASSETS

 Other assets consisted of the following:

                                   September 30, 2002         December 31, 2001

 Investment in FiberTech, LLC......        3,943                        3,943

 Notes receivable - officers.......        2,496                        2,392

 Other assets, net.................          466                           84
                                          ------                      -------

          Total other assets              $6,905                       $6,419
                                          ======                       ======

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

NOTE 7.  ACCRUED EXPENSES

   Accrued expenses consisted of the following:

                                           September 30, 2002  December 31, 2001

   Accrued network costs.................     $   31,706         $  32,657

   Accrued payroll and payroll related
     benefits............................          3,333             2,905

   Accrued collocation costs.............          2,488             2,815

   Accrued interest......................          1,324             3,228

   Other.................................         11,758             8,357
                                            ------------         ------------

            Total accrued expenses          $     50,609         $  49,962
                                            ============         ============

NOTE 8.  DEBT

         Debt consisted of the following:

                                   September 30, 2002         December 31, 2001

         Term A loan..............      $125,000                     $125,000

         Term B loan..............       125,000                      125,000

         Term C loan..............        40,243                           --

         Term D loan..............             0                           --

         Revolver.................       100,000                       45,000

         Subordinated notes,
          under the Bridge
          Agreement........              197,000                     178,432
                                         --------                    --------

                  Total debt             $587,243                    $473,432
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

         In consideration for the loans extended to the Company under the Credit Agreement and the other amendments and waivers effected pursuant to the Credit Agreement and for amendments to the Bridge Agreement, the Company has issued warrants to purchase shares of the Company's common stock to the lenders under the Term C loan facility. These warrants are exercisable for up to 10,596,137 shares of common stock, representing 20% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of the new warrants. These warrants may be exercised until September 13, 2007 at an exercise price of $0.01 per share. Of these, warrants to purchase 7,944,700 shares of common stock are immediately exercisable. Warrants to purchase 2,651,437 shares of common stock issued to those lenders under the Term C loan facility who are also lenders under the Bridge Agreement will not become exercisable prior to September 13, 2004. If the Company satisfies its outstanding obligations under the Bridge Agreement in full, including payment of accrued and unpaid interest, prior to September 13, 2004, the warrants to purchase 2,651,437 shares of common stock will expire; otherwise they will become exercisable on September 13, 2004.

         In addition, the Company has issued additional warrants to the lenders under the Bridge Agreement that may, upon the occurrence of certain events as summarized below and more fully described in the Form of Warrant for the Purchase of Common Stock (the "Form of Warrant"), become exercisable for up to an additional 4,851,872 shares of common stock, representing 10% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of such new warrants. These new warrants, which are not currently exercisable and will only become exercisable under limited circumstances as described in the Form of Warrant, have an exercise price of $0.01 per share.

         As more fully set forth in the Form of Warrant, these warrants will only become exercisable in the event that the holders of the warrants present to the Company a proposal for a qualified capital markets transaction and the Company rejects the proposal (or accepts the proposal but fails to use good faith reasonable best efforts to consummate the proposed transaction). In addition to additional specific terms and conditions contained in the Form of Warrant, in order for a transaction to be a "qualified capital markets transaction" it must:

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

         Supplemental disclosures of cash flow information for the nine months ended:

                                           September 30,       September 30,
                                                2002                2001
                                                ----                ----

         Interest paid....................    $24,713             $40,675
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

Adjusted EBITDA was the following for the period ended:

(in thousands)

                               Three Months Ended                 Nine Months Ended
                               ------------------                 -----------------
                      September 30,  June 30,  September 30   September 30,  September 30,
                          2002         2002       2001           2002           2001
                          ----         ----       ----           ----           ----

Loss from operations      $(39,353)  $(324,114)  $(47,947)    $(396,672)     $(152,720)
Non-cash adjustments:
   Depreciation &
      amortization          18,427      16,533     22,544        51,135         64,675
  Deferred compensation        762       2,037      2,350         4,909          7,193
  Management ownership
      allocation charge        200       5,348      6,040        10,915         19,146
  Specific bad debt
      Reserves               2,816      11,800         --        15,416             --
  Other non-cash charge         --         571         --           571             --
   Restructuring costs       5,283          --         --         5,283             --
  Loss on dispositions
      of assets                 36         533         --           814            801
  Impairment loss on
      long-lived assets     11,273     283,251         --       294,524             --
                          -----------  -------     ---------    ---------     -----------

Adjusted EBITDA           $   (556)    $ (4,041)    $(17,013)  $(13,105)      $(60,905)
                          ===========  ==========   ========== ===========    ===========

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

          Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administrative personnel and network maintenance;

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

                             CHOICE ONE COMMUNICATIONS INC.
                             Registrant


DATE: November 26, 2002      By:  /s/ Steve M. Dubnik
                             -------------------------------------------------
                             Steve M. Dubnik, Chairman
                             and Chief Executive Officer


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

1. I have reviewed this quarterly report on Form 10-Q/A of Choice One Communications Inc.;

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



          /s/ Steve M. Dubnik
         Steve M. Dubnik
         Chairman and Chief Executive Officer
         November 26, 2002

I, Ajay Sabherwal, Executive Vice President, Finance and Chief Financial Officer, Choice One Communications Inc. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Choice One Communications Inc.;

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


         /s/ Ajay Sabherwal
         Ajay Sabherwal
         Executive Vice President, Finance and Chief Financial Officer November 26, 2002

                                  EXHIBIT INDEX


 EXHIBIT
 NUMBER       DESCRIPTION                  LOCATION

   3.1        Amended and Restated         Incorporated   by  reference   from
              Certificate of               Exhibit    3.1   to   Choice    One
              Incorporation                Communication  Inc.'s  Registration
                                           Statement   on  Form  S-1  declared
                                           effective   on  February  16,  2000
                                           located   under    Securities   and
                                           Exchange    Commission   File   No.
                                           333-91321      ('February      2000
                                           Registration Statement')

   3.2        Amended and Restated Bylaws  Incorporated   by  reference   from
                                           Exhibit  3.2 to the  February  2000
                                           Registration Statement


   3.3        Certificate of               Incorporated   by  reference   from
              Designations for Series A    Exhibit  3.1 to the August 10, 2000
              Senior Cumulative            8-K   filing   located   under  the
              Preferred Stock              Securities and Exchange  Commission
                                           File No. 29279

   3.4        Certificate   of  Amendment  Incorporated   by  reference   from
              of      Certificate      of  Exhibit   10.25  to  the  Company's
              Designations  for  Series A  10-K filed on April 1, 2002
              Senior           Cumulative
              Preferred  Stock of  Choice
              One Communications Inc.

   3.5        Certificate   of  Amendment  Incorporated by reference from
              of      Certificate      of  Exhibit 3.4 to the Company's 10-Q
              Incorporation          with  filed on May 15, 2002.
              Certificate              of
              Designations,   Preferences
              and   Rights  of  Series  A
              Senior           Cumulative
              Preferred    Stock    dated
              March 30, 2002

   3.6        Certificate of Amendment     Incorporated by reference from
              of Certificate of            Exhibit 4.6 to the Company's 8-K
              Designations for Series A    filed on September 27, 2002.
              Senior Cumulative
              Preferred Stock

   4.1        Registration         Rights  Incorporated   by  reference   from
              Agreement dated as of July Exhibit 10.10 to the February 2000 8, 1998, among Choice One Registration Statement
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders

   4.2        Amendment  No.  1 dated  as  Incorporated   by  reference   from
              of  February  18,  1999  to  Exhibit  10.11 to the February 2000
              Registration         Rights  Registration Statement
              Agreement  dated as of July
              8, 1998,  among  Choice One
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders

   4.3        Amendment  No.  2 dated  as  Incorporated   by  reference   from
              of   June   30,   1999   to  Exhibit  10.12 to the February 2000
              Registration         Rights  Registration Statement
              Agreement  dated as of July
              8, 1998,  among  Choice One
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders

   4.4        Amendment  No.  3 dated  as  Incorporated   by  reference   from
              of   June   30,   1999   to  Exhibit  10.13 to the February 2000
              Registration         Rights  Registration Statement
              Agreement  dated as of July
              8, 1998,  among  Choice One
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders

   4.5        Amendment  No.  4 dated  as  Incorporated   by  reference   from
              of   August   1,   2000  to  Exhibit 10.1 to the  Company's  8-K
              Registration         Rights  filed on August 10, 2000
              Agreement  dated as of July
              8, 1998,  among  Choice One
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders

   4.6        Amendment  No.  5 dated  as  Incorporated   by  reference   from
              of   November  9,  2001  to  Exhibit   10.22  to  the  Company's
              Registration         Rights  10-K filed on April 1, 2002
              Agreement  dated as of July
              8, 1998,  among  Choice One
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders

   4.7        Amendment  No.  6 dated  as  Incorporated   by  reference   from
              of   May   22,    2002   to  Exhibit   10.23  to  the  Company's
              Registration         Rights  10-Q filed on August 14, 2002
              Agreement  dated as of July
              8, 2002  among  Choice  One
              Communications   Inc.,  the
              Investor  Holders  and  the
              Management Holders.

   4.8        Amendment  No.  7 dated  as  Incorporated   by  reference   from
              of  September  13,  2002 to  Exhibit  4.2 to the  Company's  8-K
              Registration         Rights  filed on September 27, 2002
              Agreement  dated as of July
              18, 1998,  among Choice One
              Communications   Inc.,  the
              Investors  Holders  and the
              Management Holders

   4.9        Debt  Registration   Rights  Incorporated   by  reference   from
              Agreement   dated   as   of  Exhibit   10.23  to  the  Company's
              November   9,  2001   among  10-K filed on April 1, 2002
              Choice  One  Communications
              Inc.,     Morgan    Stanley
              Senior    Funding,    Inc.,
              First Union  Investors  and
              CIBC Inc.

  4.10        Equity  Registration Rights  Incorporated   by  reference   from
              Agreement   dated   as   of  Exhibit   10.24  to  the  Company's
              November   9,  2001   among  10-K filed on April 1, 2002
              Choice  One  Communications
              Inc.,     Morgan    Stanley
              Senior    Funding,    Inc.,
              First Union  Investors  and
              CIBC Inc.

  4.11        Amendment  No.  1 dated  as  Incorporated   by  reference   from
              of September 13, 2002 to Exhibit 4.1 to the Company's 8-K Equity Registration Rights filed on September 27, 2002
              Agreement   dated   as   of
              November  9,  2001,   among
              Choice  One  Communications
              Inc.,     Morgan    Stanley
              Senior    Funding,    Inc.,
              Wachovia  Investors,   Inc.
              (f/k/a      First     Union
              Investors,  Inc.), and CIBC
              Inc.

  4.12        Investor  Rights  Agreement  Incorporated   by  reference   from
              dated  as of  December  19,  Exhibit   10.25  to  the  Company's
              2001   between    FairPoint  10-K filed on April 1, 2002
              Communications    Solutions
              Corp.    and   Choice   One
              Communications Inc.

  4.13        Agreement   dated   as   of  Incorporated   by  reference   from
              March  31,   2002   between  Exhibit   10.41  to  the  Company's
              Choice  One  Communications  10-Q filed on May 15, 2002.
              Inc.  and the  Holders  set
              forth   on  the   signature
              pages    thereto    (Morgan
              Stanley     Dean     Witter
              Capital  Partners IV, L.P.,
              MSDW   IV  892   Investors,
              L.P.,  Morgan  Stanley Dean
              Witter  Capital   Investors
              IV, L.P.)

  4.14        Warrant to Purchase  Shares  Incorporated   by  reference   from
              of Common Stock of Choice Exhibit 10.4, 10.5 and 10.6 to the One Communications Inc. Company's 8-K filed on August 10,
                                           2000

  4.15 Warrant to Purchase Shares Incorporated by reference from of Common Stock of Choice Exhibit 10.42, 10.43 and 10.44 to One Communications Inc. the Company's 10-K filed on April
                                           1, 2002

  4.16        Form  of  Warrant  for  the  Incorporated   by  reference   from
              Purchase   of   Shares   of  Exhibit   10.44  to  the  Company's
              Common Stock of Choice One 10-Q filed on May 15, 2002. Communications Inc.

  4.17        Form  of  Warrant  for  the  Incorporated   by  reference   from
              Purchase   of   Shares   of  Exhibit   10.45  to  the  Company's
              Common  Stock of Choice One  10-Q filed on May 15, 2002.
              Communications         Inc.
              (warrant   to   purchase  a
              number    of    shares   in
              accordance     with     the
              definition    of    warrant
              share amount)

  4.18        Form  of  Warrant  for  the  Incorporated   by  reference   from
              Purchase   of   Shares   Of  Exhibit  4.3 to the  Company's  8-K
              Common  Stock Of Choice One  filed on September 27, 2002
              Communications         Inc.
              (warrant   to   purchase  a
              number    of    shares   in
              accordance     with     the
              definition    of    Warrant
              Share     Amount)     dated
              September 13, 2002

  4.19        Form  of  Warrant  for  the  Incorporated   by  reference   from
              Purchase   of   Shares   Of  Exhibit  4.4 to the  Company's  8-K
              Common Stock Of Choice One filed on September 27, 2002 Communications Inc. dated
              September 13, 2002

  4.20        Form  of  Warrant  for  the  Incorporated   by  reference   from
              Purchase   of   Shares   Of  Exhibit  4.5 to the  Company's  8-K
              Common  Stock Of Choice One  filed on September 27, 2002
              Communications         Inc.
              (warrant   to   purchase  a
              number    of    shares   in
              accordance     with     the
              definition    of    Warrant
              Share     Amount)     dated
              September 13, 2002

  4.21        Securities         Purchase  Incorporated   by  reference   from
              Agreement   dated   as   of  Exhibit 10.7 to the  Company's  8-K
              August   1,   2000    among  filed on August 10, 2000
              Morgan  Stanley Dean Witter
              Capital  Partners IV, L.P.,
              Morgan  Stanley Dean Witter
              Capital   Partners  IV  892
              Investors,   L.P.,   Morgan
              Stanley     Dean     Witter
              Capital    Investors    IV,
              L.P.,    and   Choice   One
              Communications         Inc.
              relating  to  the  purchase
              and sale of  securities  of
              Choice  One  Communications
              Inc.

  4.22        Warrant Issuance Agreement   Incorporated   by  reference   from
              dated as of September 13,    Exhibit 10.8 to the  Company's  8-K
              2002 among Choice One        filed on September 27, 2002
              Communications Inc., the
              Issuer, Wachovia
              Investors, Inc., Morgan
              Stanley Emerging Markets
              Inc., CIBC Inc., Morgan
              Stanley Dean Witter
              Capital Partners IV, L.P.,
              MSDW IV 892 Investors,
              L.P., Morgan Stanley Dean
              Witter Capital Investors
              IV, L.P., the Holders and
              Morgan Stanley & Co.
              Incorporated

  10.1 1998 Management Stock Incorporated by reference from Incentive Plan of Choice Exhibit 4.1 to the September 29, One Communications Inc. 2000 S-8 located under Securities
              (May 2000 Restatement)       and  Exchange  Commission  File No.
                                           333-47002


  10.2 Amendment No. 1 to the Incorporated by reference from 1998 Management Stock Exhibit 4.4 to the December 21, Incentive Plan of Choice 2001 S-8 located under Securities One Communications Inc. and Exchange Commission File No.
              (May 2000 Restatement)       333-75712

  10.3        1999    Director'    Stock  Incorporated   by  reference   from
              Incentive Plan of Choice Exhibit 4.1 to the September 29, One Communications Inc. 2000 S-8 located under Securities and  Exchange  Commission  File No.
                                           333-47008

  10.4        Transaction      Agreement,  Incorporated   by  reference   from
              dated  as of July 8,  1998,  Exhibit 10.3 to the  February  2000
              among       Choice      One  Registration Statement
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.5        Amendment  No.  1 dated  as  Incorporated   by  reference   from
              of  December  18,  1998  to  Exhibit 10.4 to the  February  2000
              Transaction      Agreement,  Registration Statement
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.6        Amendment  No.  2 dated  as  Incorporated   by  reference   from
              of  February  18,  1999  to  Exhibit 10.5 to the  February  2000
              Transaction      Agreement,  Registration Statement
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.7        Amendment  No.  3 dated  as  Incorporated   by  reference   from
              of   May,    14   1999   to  Exhibit 10.6 to the  February  2000
              Transaction      Agreement,  Registration Statement
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.8        Amendment  No.  4 dated  as  Incorporated   by  reference   from
              of   June   30,   1999   to  Exhibit 10.7 to the  February  2000
              Transaction      Agreement,  Registration Statement
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.9        Amendment  No.  5 dated  as  Incorporated   by  reference   from
              of   June   30,   1999   to  Exhibit 10.8 to the  February  2000
              Transaction      Agreement,  Registration Statement
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.10       Amendment  No.  6 dated  as  Incorporated   by  reference   from
              of  November  18,  1999  to  Exhibit 10.9 to the  February  2000
              Transaction      Agreement,  Registration Statement
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.11       Amendment  No.  7 dated  as  Incorporated   by  reference   from
              of   August   1,   2000  to  Exhibit 10.2 to the  Company's  8-K
              Transaction      Agreement,  filed on August 10, 2000
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C   and    holders   of
              Investor     Equity     and
              Management Equity

  10.12       Amendment  No.  8 dated  as  Incorporated   by  reference   from
              of  December  20,  2000  to  Exhibit   10.11  to  the  Company's
              Transaction      Agreement,  10-K filed on March 6, 2001
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C   and    holders   of
              Investor     Equity     and
              Management Equity

  10.13       Amendment  No.  9 dated  as  Incorporated   by  reference   from
              of   March   13,   2001  to  Exhibit   10.12  to  the  Company's
              Transaction      Agreement,  10-Q filed on August 14, 2001
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.14       Amendment  No.  10 dated as  Incorporated   by  reference   from
              of   June   21,   2001   to  Exhibit   10.12  to  the  Company's
              Transaction      Agreement,  10-Q filed on August 14, 2001
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.15       Amendment  No.  10 dated as  Incorporated   by  reference   from
              of   November  9,  2001  to  Exhibit   10.15  to  the  Company's
              Transaction      Agreement,  10-K filed on April 1, 2002
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
              in Exhibit 10.14 above)

  10.16       Amendment  No.  11 dated as  Incorporated   by  reference   from
              of  December  19,  2001  to  Exhibit   10.16  to  the  Company's
              Transaction      Agreement,  10-K filed on April 1, 2002
              dated  as of July 8,  1998,
              among       Choice      One
              Communications        Inc.,
              Choice  One  Communications
              L.L.C.   and   holders   of
              Investor     Equity     and
              Management Equity

  10.17       Amendment  No.  13 dated as  Incorporated   by  reference   from
              of September 12, 2002 to Exhibit 10.9 to the Company's 8-K the Transaction Agreement, filed on September 27, 2002 dated as of July 18,  1998,
              among       Choice      One
              Communications  Inc. Choice
              One  Communications  L.L.C.
              and   holders  of  Investor
              Equity    and    Management
              Equity (as defined therein)

  10.18       Form of Executive  Purchase  Incorporated   by  reference   from
              Agreement   dated  July  8,  Exhibit  10.14 to the February 2000
              1998  among the  Choice One  Registration Statement
              Communication  Inc., Choice
              One  Communications  L.L.C.
              and Certain  Executives  of
              the Registrant

  10.19       Executive          Purchase  Incorporated   by  reference   from
              Agreement dated as of July Exhibit 10.15 to the February 2000 8, 1998 among the Choice Registration Statement
              One   Communication   Inc.,
              Choice  One  Communications
              L.L.C. and Steve M. Dubnik

  10.20       Executive          Purchase  Incorporated   by  reference   from
              Agreement dated as of July Exhibit 10.16 to the February 2000 8, 1998 among the Choice Registration Statement
              One   Communication   Inc.,
              Choice  One  Communications
              L.L.C. and Mae Squire-Dow

  10.21       Executive          Purchase  Incorporated   by  reference   from
              Agreement dated as of July Exhibit 10.17 to the February 2000 8, 1998 among the Choice Registration Statement
              One   Communication   Inc.,
              Choice  One  Communications
              L.L.C. and Philip Yawman

  10.22       Executive          Purchase  Incorporated   by  reference   from
              Agreement dated as of July Exhibit 10.18 to the February 2000 8, 1998 among the Choice Registration Statement
              One   Communication   Inc.,
              Choice  One  Communications
              L.L.C. and Kevin Dickens

  10.23       Executive          Purchase  Incorporated   by  reference   from
              Agreement dated as of July Exhibit 10.19 to the February 2000 8, 1998 among the Choice Registration Statement
              One   Communication   Inc.,
              Choice  One  Communications
              L.L.C. and Ajay Sabherwal

  10.24       Third  Amended and Restated  Incorporated   by  reference   from
              Credit  Agreement  dated as  Exhibit 10.1 to the  Company's  8-K
              of   September   13,   2002  filed on September 27, 2002
              among       Choice      One
              Communications   Inc.,   as
              Guarantor,              its
              Subsidiaries  as Borrowers,
              Wachovia   Investor,   Inc.
              (f/k/a      First     Union
              Investors,     Inc.),    as
              Administrative   Agent  and
              Collateral  Agent,  General
              Electric            Capital
              Corporation,             as
              Syndication  Agent,  Morgan
              Stanley   Senior   Funding,
              Inc.,   as    Documentation
              Agent,   and  the   Lenders
              thereto    (the    "Amended
              Credit Agreement")

  10.25       Third  Amended and Restated  Incorporated   by  reference   from
              Pledge Agreement dated as Exhibit 10.2 to the Company's 8-K of September 13, 2002 made filed on September 27, 2002
              by        Choice        One
              Communications   Inc.   and
              its Subsidiaries  listed on
              the     signature     pages
              thereto    in    favor   of
              Wachovia   Investor,   Inc.
              (f/k/a      First     Union
              Investors,     Inc.),    as
              Administrative  Agent,  for
              the   ratable   benefit  of
              such  Administrative  Agent
              and the  Lenders  under the
              Amended Credit Agreement

  10.26       Third  Amended and Restated  Incorporated   by  reference   from
              Security   Agreement  dated  Exhibit  4.2 to the  Company's  8-K
              as of  September  13,  2002  filed on September 27, 2002
              made    by    Choice    One
              Communications   Inc.   and
              its Subsidiaries  listed on
              the     signature     pages
              thereto    in    favor   of
              Wachovia   Investor,   Inc.
              (f/k/a      First     Union
              Investors,     Inc.),    as
              Administrative  Agent,  for
              the   ratable   benefit  of
              such  Administrative  Agent
              and the  Lenders  under the
              Amended Credit Agreement.

  10.27       Subordinated      Guarantee  Incorporated   by  reference   from
              dated as of  September  13,  Exhibit 10.7 to the  Company's  8-K
              2002     made     by    the  filed on September 27, 2002
              subsidiaries  of Choice One
              Communications  Inc. listed
              on  the   signature   pages
              thereto  in favor of Morgan
              Stanley   Senior   Funding,
              Inc., as Bridge  Collateral
              Agent,   for  the   ratable
              benefit  of itself  and the
              financial  institutions  as
              are,  or may  from  time to
              time  become,   parties  to
              the    Bridge     Agreement
              Amendment

  10.28       Bridge Financing  Agreement  Incorporated   by  reference   from
              dated as of  August 1, 2000  Exhibit 10.3 to the  Company's  8-K
              among       Choice      One  filed on August 10, 2000
              Communications   Inc.,  the
              Lenders party  hereto,  and
              Morgan    Stanley    Senior
              Funding,      Inc.,      as
              Administrative Agent

  10.29       Third   Amendment   to  the  Incorporated   by  reference   from
              Bridge Financing Agreement Exhibit 10.4 to the Company's 8-K dated as of September 13, filed on September 27, 2002
              2002,  with  respect to the
              Bridge Financing  Agreement
              dated  as  of   August   1,
              2000,  among the Choice One
              Communications   Inc.,   as
              Borrower,   Morgan  Stanley
              Senior  Funding,  Inc.,  as
              Administrative   Agent  and
              the  Lenders  thereto  (the
              'Bridge           Agreement
              Amendment')

  10.30       Bridge   Pledge   Agreement  Incorporated   by  reference   from
              dated as of  September  13,  Exhibit 10.5 to the  Company's  8-K
              2002  made  by  Choice  One  filed on September 27, 2002
              Communications   Inc.   and
              its Subsidiaries  listed on
              the     signature     pages
              thereto  in favor of Morgan
              Stanley   Senior   Funding,
              Inc., as Bridge  Collateral
              Agent,   for  the   ratable
              benefit  of itself  and the
              financial  institutions  as
              are,  or may  from  time to
              time  become,   parties  to
              the    Bridge     Agreement
              Amendment

  10.31       Form of  Rollover  Note for  Incorporated   by  reference   from
              the    Bridge     Financing  Exhibit   10.46  to  the  Company's
              Agreement   dated   as   of  10-K filed on April 1, 2002
              August   1,   2000    among
              Choice  One  Communications
              Inc.,   the  Lenders  party
              hereto,  and Morgan Stanley
              Senior  Funding,  Inc.,  as
              Administrative Agent

  10.32       Bridge  Security  Agreement  Incorporated   by  reference   from
              dated as of  September  13,  Exhibit 10.6 to the  Company's  8-K
              2002  made  by  Choice  One  filed on September 27, 2002
              Communications   Inc.   and
              its Subsidiaries  listed on
              the     signature     pages
              thereto  in favor of Morgan
              Stanley   Senior   Funding,
              Inc., as Bridge  Collateral
              Agent,   for  the   ratable
              benefit  of itself  and the
              financial  institutions  as
              are,  or may  from  time to
              time  become,   parties  to
              the    Bridge     Agreement
              Amendment.

  10.33       Lease      between      the  Incorporated   by  reference   from
              Registrant              and  Exhibit  10.21 to the February 2000
              Bendersen-Rochester          Registration Statement
              Associates,    LLC    dated
              October   14,   1998,    as
              amended

  10.34       Unit   Purchase   Agreement  Incorporated   by  reference   from
              dated as of October 21, Exhibit 10.22 to the February 2000 1999 among the Registrant, Registration Statement
              Atlantic        Connections
              L.L.C.,                 ACL
              Telecommunications,   LTD.,
              Paul    Cissel,     Antonio
              Lopez,    Jr.   and   North
              Atlantic  Venture  Fund II,
              L.P

  10.35       General  Agreement  between  Incorporated   by  reference   from
              the Registrant and Lucent Exhibit 10.23 to the February 2000 Technologies effective as Registration Statement
              of  July   17,   1998,   as
              amended

  10.36       Service  Bureau   Agreement  Incorporated   by  reference   from
              between the  Registrant and  Exhibit  10.24 to the February 2000
              Saville     Systems    Inc.  Registration Statement
              effective   September   30,
              1998

  10.37       Agreement   and   Plan   of  Incorporated   by  reference   from
              Merger by and among  Choice  Exhibit   99.2  to  the   Company's
              One  Communications   Inc.,  8-K/A filed on May 16, 2000
              Barter          Acquisition
              Corporation,   US  Xchange,
              Inc.  and  the  Stockholder
              of US Xchange,  Inc.  dated
              as of May 14, 2000

  10.38       Fiber Optic  Agreement  and  Incorporated   by  reference   from
              Grant of IRU  dated  August  Exhibit 10.9 to the  Company's  8-K
              1,  2000  by  and   between  filed on August 10, 2000
              Choice  One  Communications
              Inc.    and    RVP    Fiber
              Company, L.L.C.

  10.39       Form      of      Executive  Incorporated   by  reference   from
              Employment        Agreement  Exhibit  10.10 to the Company's 8-K
              between former executives filed on August 10, 2000 of US Xchange, Inc. and
              Choice  One  Communications
              Inc.

  10.40       Master           Facilities  Incorporated   by  reference   from
              Agreement between Fiber Exhibit 10.1 to the Company's 10-Q Technologies Operating for the quarter ended June 30, 2000
              Company,   LLC  and  Choice
              One   Communications   Inc.
              dated as of May 31,  2000 *

  10.41       Addendum  Number  One 5ESS   Incorporated   by  reference   from
              Switch   and   Transmission  Exhibit 10.1 to the Company's  10-Q
              Systems Purchase  Agreement  for the  quarter  ended  March  31,
              between      Choice     One  2000
              Communications   Inc.   and
              Lucent   Technologies  Inc.
              dated  as  of   January  1,
              2000 **

  10.42       Choice One Communications    Incorporated   by  reference   from
              Inc. 401(K) Plan             Exhibit  4.3  to  the  October  23,
                                           2000 S-8 located  under  Securities
                                           and  Exchange  Commission  File No.
                                           333-48430


  10.43       Amendment No.1 and No. 2     Incorporated   by  reference   from
              to the Choice One            Exhibit  4.4  to the  December  21,
              Communications Inc. 401(K)   2001 S-8 located  under  Securities
              Plan                         and  Exchange  Commission  File No.
                                           333-75710

  10.44       Network Transition           Incorporated   by  reference   from
              Agreement dated as of        Exhibit   10.53  to  the  Company's
              November 7, 2001 between     10-K filed on April 1, 2002
              FairPoint Communications
              Solutions Corp., Choice
              One Communications Inc.
              and selected subsidiaries
              of Choice One
              Communications Inc.

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