Form 10-K
period 2002-12-31
CHOICE ONE COMMUNICATIONS INC
filed 2003-03-31
CIK 1091953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-K

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-29279
                                ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of all Common Stock held by non-affiliates as of June 28, 2002, was $8,739,125.

43,585,603 shares of $.01 par value Common Stock were issued and outstanding as of March 1, 2003.

The Index of Exhibits filed with this Report begins at page 85.

                      Documents Incorporated by Reference:

Certain portions of our definitive proxy statement to be distributed in connection with the 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                 93 Total pages


================================================================================



                         CHOICE ONE COMMUNICATIONS INC.
                                TABLE OF CONTENTS
                                                                                                                              Page
Part I

      Item 1.     Description of Business.....................................................................................2

      Item 2.     Properties.................................................................................................23

      Item 3.     Legal Proceedings..........................................................................................23

      Item 4.     Submission of Matters to a Vote of Security Holders........................................................23

      Item 4A.    Executive Officers of the Registrant.......................................................................24

Part II

      Item 5.     Market For Registrant's Common Equity and Related Stockholder Matters......................................25

      Item 6.     Selected Financial Data....................................................................................28

      Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................30

      Item. 7A.   Quantitative and Qualitative Disclosures about Market Risk.................................................46

      Item 8.     Financial Statements and Supplementary Data................................................................48

      Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................48

Part III

      Item 10.    Directors and Executive Officers of the Registrant.........................................................48

      Item 11.    Executive Compensation.....................................................................................48

      Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.............48

      Item 13.    Certain Relationships and Related Transactions.............................................................48

      Item 14.    Controls and Procedures....................................................................................49

Part IV

      Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................................49

Signatures...................................................................................................................82

Certifications...............................................................................................................83

Exhibit Index................................................................................................................85


Part I

ITEM 1:  DESCRIPTION OF BUSINESS


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, we make oral and written statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995for forward-looking statements made by us from time to time, including, but not limited to, the forward-looking information contained in the "Description of Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K and in other filings with the Securities and Exchange Commission ("SEC"). The words or phrases "believes", "expects", "estimates", "anticipates", "will", "will be", "could", "may" and "plans" and the negative or other similar words or expressions identify forward-looking statements made by or on behalf of the Company.

Forward-looking statements may discuss our future expectations, as well as certain projections of our results of operations and financial condition. We caution readers that any such forward-looking statements made by or on behalf of us involve risks, uncertainties and other unknown factors. Actual results, levels of activity and performance could differ materially from those expressed or implied in the forward-looking statements.

Factors that could impact our Company include, but are not limited to:

o    Successful marketing of our services to current and new customers;
o The ability to generate positive working capital by timely collections from customers and obtaining favorable payment terms from our vendors;
o    The availability of additional financing;
o    Compliance with covenants for borrowing under our bank credit facility;
o    Technological, regulatory or other developments in the Company's business;
     and
o Shifts in market demand and other changes in the competitive telecommunications sector.

These and other applicable risks are summarized under the caption "Risk Factors", and elsewhere in this Form 10-K. You should consider all of our written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.


GENERAL DEVELOPMENTS

We are an integrated communications provider offering facilities-based voice and data telecommunications services. We market and provide these services primarily to small and medium-sized businesses in 29 second and third tier markets in 12 states in the northeastern and midwestern United States. Our services include:

     o    local exchange and long distance service; and

     o    high-speed data and Internet service.

We offer a single source for competitively priced, high quality, customized telecommunications. We achieve comprehensive coverage in the markets we serve by installing both voice and data equipment in multiple established telephone company central offices, a process known as collocation.

We have connected the majority of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality of service and control costs. Our networks reach approximately 5.7 million business lines, which constitute approximately 72% of the estimated business lines in these markets. While our network allows us to reach this number of business lines, the number of business lines that we actually service will depend on our ability to obtain market share from our competitors.

During September 2002, we committed to a plan to close operations in our Ann Arbor and Lansing, Michigan market. We completed the closing in December 2002. We have no current plans to expand into additional markets or close existing markets. As of December 31, 2002, we were providing service with 500,923 access lines, including 16,658 data lines.

As of December 31, 2002, we had completed the collocation of our network equipment in 530 established telephone company central offices in our markets. All of our collocations also include equipment to provide DSL services.

We have a flexible network which allows us to achieve cost efficiencies and leverage rapidly evolving telecommunications technology and build for growth. In most of our markets, we have deployed digital switching platforms and lease network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allowed us to enter our markets more rapidly and with lower initial costs than if we had acquired or built capacity. We lease fiber capacity in certain markets when economically justified by traffic volume growth in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company.

Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce our network costs and enhance the quality and reliability of our network, which strengthens our competitive advantage in the markets. We currently have or plan to have fiber capacity in 22 markets. As of December 31, 2002, 18 of our markets were operational on local fiber rings with plans to add local fiber rings in 4 additional markets during 2003. Our markets within Indiana, Michigan and Connecticut were operational on inter-city fiber networks as of December 31, 2002.

We were incorporated under the laws of the State of Delaware on June 2, 1998. We began generating revenue in 1999 when our first markets, Albany and Buffalo, New York, became operational. Soon after, markets in Pennsylvania, New Hampshire, Massachusetts and Rhode Island became operational for a total of nine markets at the end of 1999. We continued to expand into new markets in eastern Pennsylvania and Connecticut in 2000, and added nine markets in the midwest with our acquisition of US Xchange, Inc. ("US Xchange") in August 2000. In 2001, we substantially completed our market expansion into thirty markets, with new markets in Ohio. We ended 2002 with 29 markets after the closing of the Ann Arbor and Lansing, Michigan market in December 2002.

BUSINESS STRATEGY

We have a growth strategy to be the telecommunications provider of choice, offering one-stop communications solutions to clients in our markets. We have been successful in executing that strategy. Our continued success will depend upon our ability to increase penetration in our 29 markets to achieve profitability. The key elements of our business strategy are to:

         Attract and Retain Business Clients

We continue to target small and medium-sized businesses primarily in the 29 markets we serve in the northeastern and midwestern United States. We focus on the markets where there is a high concentration of potential business clients and a demand for the types of services we offer. We continue to attract and retain clients in these areas by offering a simplified, comprehensive package of services and a high level of client care. Our services are priced competitively compared to the established telephone companies, providing savings to our clients.

         Offer Broad Coverage

We provide broad geographic coverage within our markets by collocating in multiple central office locations to reach both central business districts and outlying areas. While other companies often limit their network buildout to highly concentrated downtown areas, our collocation strategy has been able to reach 70% to 80% of the business lines within each market. As a result, we are one of a few competitors to the established telephone company to offer integrated services to small and medium-sized businesses at many of our collocation sites.

         Offer Bundled Services with a Single Point of Contact

We attract new clients and retain established clients by offering bundled services with a single point of contact for sales and convenient, integrated billing. Our clients may bundle local exchange service, long distance service, high-speed data and Internet service principally utilizing DSL technology, e-mail, voicemail and other enhanced services. In addition, our billing system provides our clients with a single, easy to understand statement covering all of their services.

         Increase Our Market Share by Providing Service-Driven Client Relationships and a Local Presence

We attract and retain clients by providing local sales offices in each of our markets with an experienced account management team that provides face-to-face sales and personalized client care. We focus on building long-term relationships with our clients, which we believe have not typically received a satisfying level of local support from the established telephone companies. We believe that our local presence builds strong, positive Choice One name recognition within these communities.

         Lead Competition in Providing DSL Services

We provide dedicated, high-speed digital communications services using DSL technology. DSL technology permits broadband transmissions over existing copper telephone lines, allowing us to provide high-speed services economically. High-speed connectivity is becoming increasingly important to small and medium-sized businesses due to the dramatic growth in Internet and electronic business applications. We have installed DSL equipment in all of our existing collocations.

         Maintain Our Flexible Network Buildout Strategy

Our flexible network buildout strategy allows us to achieve speed to market and cost efficiencies and to leverage rapidly evolving telecommunications technology. In most of our markets we have deployed digital switching platforms and leased network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allowed us to enter our markets more rapidly and with lower initial costs than if we had acquired or built transport capacity. We lease network capacity and we acquire fiber capacity when and where traffic volumes and other conditions make this alternative more cost efficient. We have deployed fiber in many of our markets, which replaced the leased local network facilities and decreased our network leasing costs. At December 31, 2002, we have deployed fiber in 18 of our markets with plans to deploy fiber in 4 additional markets during 2003. The benefits of this fiber include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying on the established telephone company for provisioning), reduced per unit costs with additional product offerings, and guaranteed available capacity to meet our demands. Future network capacity will be deployed when technologically feasible and economically justified.

         Utilize Efficient Automated and Integrated Back Office Systems

Our management team is committed to having efficient operations support systems and other back office systems that can support rapid and sustained growth. To realize this objective, we have a team of engineering and information technology professionals experienced in the telecommunications industry. We have automated most of our back office systems and continue to integrate them into a seamless end-to-end system that synchronizes multiple activities, including installation, billing and client care. We integrated our order management and billing systems in a manner that enables us to transmit client information directly from the order management and service fulfillment systems into the billing system. This allows us to eliminate redundant keying, reducing the potential for errors, and to share information between the various components of our systems. Unlike the legacy systems currently employed by many established telephone companies and competitive local exchange carriers, which require multiple entries of client information to synchronize multiple tasks, our system requires only a single entry to transfer client information from sales to service to billing. Our customized system also integrates our back office systems to minimize the time between client order and service installation and to reduce our costs.

         Growth Through Acquisitions

In past years, we have completed acquisitions of businesses or purchases of other businesses' assets that have been integrated into our operations. We currently have no definitive agreements relating to any material acquisitions, nor do we have any current plans of acquisition.

         Leverage Management Experience

Our management team has extensive experience and success in the telecommunications industry, especially in our 29 markets. We believe that our ability to draw upon the collective talent and expertise of our senior management gives us a competitive advantage in the execution of network optimization, sales and marketing, service installation, billing and collection, back office and operations support systems, finance, regulatory affairs and client care.

OUR TELECOMMUNICATIONS SERVICES

Our service offerings are tailored to meet the specific needs of small and medium-sized businesses in our markets. In all of our markets, we offer both voice and data services, which can be purchased by our clients either as a bundled package or as individual services.

         Bundled Services

Through our new Select Savings plans, our clients may bundle local, long distance and high-speed Internet services in a variety of combinations to meet their particular needs. Local and long distance calling plans are bundled in a variety of sizes, enabling clients to customize plans that correspond with the specific calling patterns of their business.

Our bundled plans can provide our clients substantial savings as compared to the same services offered by established telephone companies. The rates that we use as a baseline for our services are established telephone companies' tariff rates, which do not include special price promotions. Our Select Savings plans provide our clients with a cost-effective alternative to the traditional pricing plans offered by local telephone companies.

         Individual Services

As part of our Select Savings plans, our clients can choose from the following services:

Local Calling Services. Our local exchange services are offered through our ChoiceXchangeSM service plan. This service includes dialing parity, simplified local rates, local number portability, listing in white and yellow page directories and access to 911 and directory assistance. Also available through the service are enhanced features, such as three-way conference calling, line rollover, call forwarding, call waiting, caller identification, voice mail, call pickup, and distinctive ring. Our voice mail service, known as ChoiceMessageSM, includes remote access, paging notification, personalized greetings and password protection. In certain markets we also originate and terminate interexchange calls placed or received by our clients at no additional charge and offer free local calling between client locations.

Long Distance Services. Through our ChoiceOnePlusSM service, we offer a full range of domestic and international long distance services, including "1+" outbound calling, inbound toll free service, and complementary services such as calling cards with operator assistance and conference calling. To provide easy to understand billing to our clients, we also offer one rate on any calls within the U.S.

Internet Access and DSL High-speed Data Services. Our comprehensive suite of Internet services provides our clients with a total solution for all of their data needs. These services include high-speed Internet access, e-mail, web hosting, domain name hosting and other value-added services. We offer Internet access via DSL technology and dedicated digital transmission links with a capacity equivalent to 24 standard telephone lines, known as T-1 connections. We provide high-speed data communications and Internet access to our targeted small and medium-sized businesses at rates that we believe are very attractive when compared to the cost and performance of other available data service offerings.


Our ChoiceNetJet service, powered by DSL technology, is highlighted by the following key elements:

     o Customizable Bandwidth. We offer our clients speeds ranging from 128kps to 1.544 mbps. Our clients choose the speed and bandwidth capacity that meets their needs.

     o Always On. Through ChoiceNetJet, our clients are connected 24 hours a day, 7 days a week.

     o Symmetric Connections. Our service allows for data transmission at the same speed in both directions.

     o Security. Our server is designed to prevent unauthorized access to our clients' information and enable the safe and secure transmission of sensitive information and applications.

     o No Usage Fees. Our clients may use their ChoiceNetJet connection for any period of time without per minute usage charges.


Dedicated T-1 Services. We offer ChoicePathSM dedicated T-1 services as an integrated low cost solution for dedicated access for bundling Internet/data, local and long distance services over a single connection. ChoicePathSM permits digital connections to be purchased in blocks of 24 channels or on an individual basis.

Virtual Private Network Services. Our Virtual Private Network (VPN) services allow businesses with multiple locations to securely connect these locations for high-speed data transmission. We combine our DSL and dedicated T-1 access services with our virtual private network service to provide clients with high-speed and secure connections to their corporate local area network and the Internet. This flexible and cost-effective solution supports both telecommuters and site-to-site connections.

Enhanced Data Features. We offer a full array of Enhanced Data Features products. The product set includes network address translation that enables computers to connect simultaneously to the Internet without additional costs, and firewall security that protects electronic files from network intruders. These products eliminate the need for businesses to purchase, configure and maintain their own equipment typically associated with these applications.

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

Private Line Services: Our Choice Path Private Line (or often referred to as "Point-to-Point") service is a dedicated circuit that enables the efficient transmission of high volumes of voice and data traffic between service locations and business partners. Importantly, the Choice Path Private Line provides clients with the flexibility to allocate individual T-1 channels for voice and/or data transmission as dictated by their specific business needs. Clients pay a fixed monthly price for this service and can potentially realize substantial savings compared with traditional usage-based services.

         Sales and Client Care

In each of our markets, we have a locally based sales force as well as dedicated client care representatives. In addition to our direct sales force, we use third party agencies to sell our services. These agencies include telecommunications equipment vendors, consultants, systems integrators and cellular phone retailers.

We attract clients by providing local sales offices in each of our markets with a highly trained, dedicated account management team that personally meets with each prospective new client during the sales process. This local sales force uses a consultative selling approach and offers clients a full range of sophisticated and cost-effective telecommunications solutions. Sales teams use a variety of methods to qualify leads and set up initial appointments.

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

As of December 31, 2002, we had 391 employees in our direct sales staff, not including our independent third-party sales agents, as compared to 516 employees at December 31, 2001.

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

         New Products and Services Development

Our sales, marketing and engineering departments are responsible for new product development, quality assurance, and engineering. Our new product development process ensures input from consumers, clients, and internal functional areas before a new product or service is brought to market. We also focus on the development of related products and services, as well as modifications of existing products and services. The amount expensed during the last three fiscal years on company-sponsored and customer-sponsored research activities relating to the development of new products and services or the improvement of existing products and services has not been material.

In October 2002, we developed and introduced the Select Savings plans on a limited basis. The Select Savings plans offer clients a full range of services including basic telephone service, T-1 and DSL, local and long distance calling plans and features. Local and long distance calling plans are bundled in a variety of sizes, enabling clients to design plans that correspond with the specific calling patterns of their businesses. With the basic Select Savings plan, clients can realize considerable savings on their telecommunications services as compared with the established telephone companies. The benefits and savings increase as clients subscribe to additional services or bundled plans. Based on the positive response to this product, we are offering this service in all of our markets beginning in early 2003.

OUR MARKETS

We offer telecommunications services in 29 markets, comprising 38 basic trading areas. We are currently operating in the following markets:

Akron, OH (1)              Green Bay, WI (3)                  Portland, ME (7)
Albany, NY (2)             Harrisburg, PA (4)                 Providence, RI
Allentown, PA              Hartford, CT                       Rochester, NY
Buffalo, NY                Indianapolis, IN                   Rockford, IL
Columbus, OH               Kalamazoo, MI (5)                  Scranton, PA
Dayton, OH                 Madison, WI                        South Bend, IN (8)
Erie, PA                   Manchester, NH                     Springfield, MA
Evansville, IN             Milwaukee, WI                      Syracuse, NY (9)
Fort Wayne, IN             New Haven, CT (6)                  Worcester, MA
Grand Rapids, MI           Pittsburgh, PA

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

NETWORK INFRASTRUCTURE

Our flexible network has allowed us to enter markets quickly, achieve cost efficiencies, add incremental network capacity as needed, and integrate and benefit from new telecommunications technologies.

We have a Class 5 digital switch in each of our operational markets, other than Worcester, MA, New Haven, CT, Erie, PA and Portland, ME. We have installed a packet-based switch network in each market in order to establish a widespread coverage area for the offering of high bandwidth digital connections utilizing DSL technology. We have installed our network equipment, including both voice and data components, in established telephone company central offices in a manner that enables us to address 70% to 80% of the business lines in each market. We lease unbundled loops from the established telephone company or T-1 facilities from the established telephone company or competitive network provider to connect our equipment in the telephone company central office to the client locations.

As of December 31, 2002, we had 25 Class 5 switches in service and 63 data switches in service. Our switches are connected to established telephone companies' networks and long distance and Internet service provider points-of-presence.

We lease local network facilities from the established telephone company and/or one or more competitive network providers to connect our switch to established telephone company central offices. Initially leasing these facilities allowed us to begin operations more quickly and at a lower up front cost than if we had acquired or built them. However we have chosen to acquire local fiber network capacity when and where traffic volume and other conditions have made this alternative more cost effective. We have a 20-year agreement for indefeasible right to use fiber (IRU) that provides us with operational intra-city fiber miles and inter-city fiber miles in and between nine markets in Wisconsin, Illinois, Indiana and Michigan.

During 2002, our fiber provider in our eastern markets completed construction of fiber miles in six of our markets bringing the total number of our markets with fiber miles to 18. Our agreement includes preferred pricing for the first five years of the agreement. We are in the third year of the agreement. We expect that benefits of IRUs will include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying on the established telephone company for provisioning) and reduced per unit costs with additional product offerings.

We operate a network operations control center, or NOCC, facility in Grand Rapids, Michigan, which provides monitoring of the switching and fiber facilities across our entire network 24 hours per day, seven days per week. We also have locally based switch engineers and technicians to manage each switch and other network equipment.

Rapid and significant changes in technology are expected in the telecommunications industry. Our continued success will depend, in part, on our ability to anticipate and adapt to technological changes. For instance, we have selected Lucent Technologies to provide us new technology to upgrade our access transport network. We believe that our network design positions us to rapidly implement future voice and data switching technology.


INFORMATION SYSTEMS

We have designed, developed and implemented integrated operations support systems and other back office systems. We believe these integrated systems give us significant competitive advantages by enhancing our efficiency, providing us capacity to process large order volumes, allowing us to support rapid and sustained growth and enabling us to provide exceptional client care. We have automated most of our back office systems and continue to integrate them into a seamless end-to-end system that synchronizes multiple activities, including installation, billing and client care. We integrated our order management and billing systems in a manner that enables us to transmit client information directly from the order management and service fulfillment systems into the billing system. This allows us to eliminate redundant keying, reducing the potential for errors, and to share information between the various components of our systems.

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

We have an agreement with ADC Communications to utilize its Convergent Billing Platform AS/400 software which enables us to combine and bill current and future service offerings and present the information on a single statement for our clients. This system supports client care functions, including billing inquiries and collection processes. Call detail records, such as the billing records generated by our voice or data switches are automatically processed by the billing platform in order to calculate and produce bills in a variety of formats. We also have an agreement with PCR, Inc. to utilize their billing platform. This system was acquired with the acquisition of US Xchange. We are evaluating the benefits of migrating the clients billed on the PCR, Inc. billing platform to the ADC Communications billing platform, but no timeline for such a migration has been set. All new clients are billed from the ADC Communications billing platform.

Our MetaSolv system has been integrated with our ADC Communications billing and administration system to ensure data integrity and eliminate redundant data entry. This integrated software solution allows us to efficiently bill for multiple products on a single statement and provides a central point of contact for handling orders and activities.

We have licensed software from Harris Corp. that enables network activation of client orders. This software enables the automated processing of line activation in our Class 5 switches, distinctive remote modules and voicemail platform within New York, Pennsylvania, Massachusetts, Rhode Island, New Hampshire, Connecticut, Maine and Ohio. The software is scheduled to be used for the processing of line activation in our remaining markets at the end the third quarter of 2003.

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


REGULATION

The following summary of regulatory and legislative developments describes the primary present and proposed federal, state, and local regulations and legislation that is related to the telecommunications and Internet service industries that could have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the telecommunications and Internet service industries, or Choice One.

         Overview

Our telecommunications services are subject to federal, state, and, at times, local regulation. The Federal Communications Commission ("FCC") exercises jurisdiction over all facilities and services of telecommunications carriers to the extent those facilities are used to provide, originate, or terminate state-to-state or international communications (e.g. interstate). Generally, state regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate in-state communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install telecommunications facilities.

         Federal Regulation

We are regulated at the federal level as a nondominant common carrier subject to minimal regulation under Title II of the Communications Act of 1934 and the Telecommunications Act of 1996. The Telecommunications Act of 1996 was a comprehensive reform of the nation's telecommunications laws and was designed to enhance competition in the local telecommunications marketplace by requiring established telephone companies to provide competitors like Choice One with access and interconnection to their facilities and to open their local markets to competition. Under the Telecommunications Act, regional Bell operating companies have the opportunity to provide long distance services in any state in which they offer local service if they comply with 14 market-opening conditions under Section 271 of the Telecommunications Act. Established telephone companies are no longer prohibited from providing specified cable TV services. In addition, the Telecommunications Act eliminates particular restrictions on utility holding companies, thus clearing the way for companies to diversify into telecommunications services.

Before a regional Bell operating company can provide in-region long distance services, it must obtain FCC approval upon showing that it has satisfied a 14-point "checklist" of competitive requirements and that such entry is in the public interest. To date, Verizon has been granted such authority in all states that overlap Choice One's service territory (New York, Massachusetts, Connecticut, Pennsylvania, Rhode Island, Vermont, Maine and, New Hampshire). SBC Communications has not yet been granted authority in Michigan, Indiana, Illinois, Ohio and Wisconsin. Several additional requests for such authority either have been or will soon be filed. The provision of in-region long distance services by the regional Bell operating companies has permitted them to offer "one-stop shopping" of bundled local and long distance services, thereby eliminating this aspect of our current marketing advantage for certain areas.

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

We have obtained agreements with the established telephone companies in our service areas. These agreements must be renegotiated periodically and Choice One is working to renew these documents on a continual basis. Renewal terms may be more or less favorable and could affect our overall costs.

Access to Unbundled Elements. Established telephone companies are required to lease portions of their networks to requesting telecommunications carriers by providing them with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory and TELRIC-based (FCC cost mechanism Total Element Long Run Incremental Cost). This is important, because it minimizes our need to make major investments in building our network. At a minimum, established telephone companies must provide competitors with access to various network elements used to originate and terminate telephone calls, call routing database facilities, and computerized operations support systems. The prices for these unbundled elements are set by the states under guidelines established by the FCC.

Recently, the FCC announced that it would change, in many respects, the regulatory rules with respect to unbundled network elements. On February 20, 2003, the FCC announced revised established telephone company obligations to make elements of their networks available on an unbundled basis to competitors and new entrants. This Triennial Review decision, which is expected to be made official later in this year, resolves various local phone competition and broadband competition issues. Following is a brief summary of the key issues resolved in the FCC's decision:

     Impairment Standard - The FCC defined "impairment" as when lack of access to an established telephone company network element poses barriers to entry, including operational and economic barriers. Such barriers include scale economies, sunk costs, first-mover advantages and barriers within the control of the established telephone company. The FCC's unbundling analysis specifically considers market specific variations, such as customer class, geography and service.

     Broadband Issues - The FCC provides substantial unbundling relief for loops utilizing fiber facilities: no unbundling of fiber-to-the-home loops, no unbundling of bandwidth for the provision of broadband services for loops where the established telephone company deploys fiber further into the neighborhood but short of the customer's home (hybrid loops) and no line-sharing as an unbundled element. For the hybrid loops, the requesting carriers that provide broadband services over high capacity facilities will continue to obtain that same access. The FCC also provides clarification on its unbundled network element pricing rules.

     Unbundled Network Element Platform (UNE-P) Issue - The FCC will no longer require the unbundling of switching for business customers served by high-capacity loops such as DS-1, based on a presumptive finding of no impairment. States will have 90 days to rebut the FCC finding. For mass-market customers, the FCC sets out specific criteria that states shall apply to determine, on a granular basis, whether economic and operational impairment exists in a particular market. State commissions must complete such proceedings within nine months. Upon a state finding of no impairment, the FCC sets forth a three year period for carriers to transition from UNE-P.

     Roles of States - The states have a substantial role in applying the FCC's impairment standard according to specific guidelines tailored to individual elements.

     Dedicated Transport - The FCC found that requesting carriers are not impaired without Optical Carrier level transport circuits. However, the FCC found that requesting carriers are impaired without access to dark fiber, DS-3 and DS-1 capacity transport, each independently subject to a route-specific review by states to identify available wholesale facilities. Dark fiber and DS-3 transport are also each subject to a route-specific review by the states to identify where competing carriers are able to provide their own facilities.

The impacts of this Triennial Review decision mean that the FCC is poised to eliminate unbundling provisions with respect to fiber and copper-fiber plant. Although we cannot yet predict the outcome of these actions, or any potential legal challenge, any change in the availability of network elements could affect our business plans and operations.

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

         Other Regulations

In general, the FCC has historically had a policy of encouraging newer competitors, such as us, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers, such as the established telephone companies, and nondominant carriers, such as integrated communications providers and competitive local exchange carriers.

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

In 2001, the FCC adopted new rules to limit the access charges of nondominant local carriers like us. Under these rules, competitive carriers, such as us, are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute. After one year, this rate ceiling will be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the established telephone company. However, the new FCC rules are under petitions for reconsideration and/or judicial review, and we are unable to predict the outcome of these proceedings.

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

Various states are in the process of implementing their own universal service programs, which also may increase our overall costs.

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

Under the Telecommunications Act, competitive local exchange carriers are entitled to receive compensation from established telephone companies for delivering traffic to their customers. A dispute has existed for several years over whether this compensation applies to calls bound for Internet service provider clients of the competitive local exchange carriers. Most states have required established telephone companies to pay this compensation to competitive local exchange carriers. However the FCC has adopted new rules limiting the right of competitive local exchange carriers to collect compensation on calls that terminate to Internet service providers, and preempting inconsistent state rules. Under the new rules, which took effect in June 2001, the amount of compensation payable on calls to Internet service providers will be limited to
0.15 cents per minute for the first six months after the rules took effect, 0.10 cents per minute for the next eighteen months, and 0.07 cents per minute thereafter. In addition, the overall amount of compensation payable in each state is limited by a formula based upon the number of minutes of Internet traffic terminated in the first quarter of 2001. The FCC rules permit carriers to continue collecting the existing higher rates on calls that terminate to customers who are not Internet service providers. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be Internet calls, although either carrier may attempt to rebut this presumption and show a different level of Internet traffic. However, this ratio and the per minute rate may be modified by agreements between the established telephone company and the competitive local exchange carrier. We have such arrangements in several of the states we operate in.

         State and Federal Legislation

State and federal legislatures periodically consider or pass legislation that can affect our business. In 2002, the U.S. House of Representatives passed the Internet Freedom and Broadband Deployment Act of 2001 (H.R. 1542), also known as the Tauzin-Dingell bill, by a vote of 273-157. The legislation is aimed at encouraging competition and consumer access to broadband Internet technology by freeing the established telephone companies from the market-opening requirements of the Telecommunications Act of 1996, discussed above, and the requirement to offer certain unbundled elements to us, making it much easier for these companies to compete with us. This legislation must be considered again by Congress and signed by the President before it can become law. We cannot predict if this or other legislation will be introduced and if it will be enacted into law or what effect such legislation would have on our business.


Competition

We operate in a competitive environment. Some of our actual and potential competitors have substantially greater financial, technical, marketing and other resources, including brand name recognition, than we do. The increasingly reduced regulatory and technological barriers to entry in the data and Internet services markets could give rise to significant new competition. We believe that the principal competitive factors affecting our business are pricing, client service, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively depends upon our ability to provide high quality market-driven services at prices generally equal to or below those charged by established telephone companies. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others.

         Established Telephone Companies

In each of our markets, we compete principally with the established telephone company serving that area, such as Verizon, SBC, SNET and Frontier Telephone of Rochester. Established telephone companies are the established providers of dedicated and local telephone services to the majority of telephone subscribers within their respective service areas. In addition, established telephone companies generally have long-standing relationships with their clients and with federal and state regulatory authorities and have financial, technical and marketing resources substantially greater than we do, and the potential to subsidize competitive services from a variety of businesses.

While recent regulatory initiatives provide increased competitive opportunities to voice, data, and Internet-service providers such as us, they also provide the established telephone companies with increased pricing flexibility for their private line, special access, and switched access services. With respect to competitive access services, the fees to connect to an established telephone companies' facilities, the FCC has increased established telephone company pricing flexibility for such services, under certain circumstances. As the established telephone companies are allowed additional flexibility to offer discounts to large clients, engage in aggressive volume and term discount pricing practices, and/or charge competitors with additional fees for interconnection to their local networks, the future revenue of integrated communications providers and competitive local exchange carriers could be adversely affected.

         Competitive Telecommunications Providers


We face competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI WorldCom, and Sprint, and from resellers of local exchange services and competitive access providers. We also face competition from other competitive local exchange carriers with overlap in our markets, such as TDS Metrocom, McLeod USA, Time Warner Telecom and Conversant. Even the established telephone companies, particularly the regional Bell operating companies, have established independent competitive local exchange carrier subsidiaries to compete with each other. Some of these competitors have significantly greater financial resources than we do.


         Services Which Compete With Our DSL Services

The established telephone companies represent the dominant competition for DSL services in all our markets. These companies have an established brand name, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone wires and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving clients. Cable modem service providers have deployed high-speed Internet services over cable networks. Where deployed, these networks provide similar and, in some cases, higher speed Internet access than we provide.

Many competitive telecommunications companies have deployed large-scale Internet access networks, and have high brand recognition. Internet service providers also provide Internet access to residential and business clients, generally at lower speeds than we offer.

         Other Competitors

Other companies that currently offer, or are capable of offering, local switched services include: cable television companies, electric utilities, microwave carriers, and large business clients who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with established telephone companies, could offer single source local and long distance services like those that we offer. We also expect to face increasing competition from cellular carriers and companies offering long distance data and voice services over the Internet. We face competition from equipment companies that enter into third party agent agreements to sell services. Some of these companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees.

In addition, two Bell operating companies have begun offering single source local and long distance services in certain states. . In general, regional Bell operating companies cannot provide long-distance service that originates, or in some cases terminates, in one of its in-region states until the regional Bell operating company has satisfied statutory conditions in that state, and has received the approval of the FCC. For example, Verizon has been granted the authority to provide long distance service in the states of New York, Massachusetts, Connecticut, Rhode Island, Pennsylvania, Maine and New Hampshire and other states outside our operating region. BellSouth is authorized to provide long distance service in states outside of our operating region. Once the regional Bell operating companies are allowed to offer in-region long distance services, they will offer single-source local and long distance service, which will cause increased competition to us.

         Competitive Environment

During 2002, some of our competitors continued to exit territories throughout our operating region. The departure of these companies has generated a more favorable operating environment for us and we expect to gain market share as small and medium sized businesses seek a reliable, comprehensive package of services.

INTELLECTUAL PROPERTY

We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. We also generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Currently we have 16 servicemark applications or registrations. Despite our precautions, we may not be able to prevent misappropriation or infringement of our products, services and technology.

Our logo and some titles and logos of our services mentioned in this Form 10-K are either our service marks or service marks that have been licensed to us. Each trademark, trade name or service mark of any other company appearing in this prospectus belongs to its holder.


SIGNIFICANT CUSTOMERS

We do not have any customers from whom revenue equals 10 percent or more of our net sales.


EMPLOYEES

As of December 31, 2002, we had 1,539 employees compared to 1,758 employees at December 31, 2001. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements nor have we experienced any work stoppage due to labor disputes. We believe that we enjoy good relationships with our employees.



                                  RISK FACTORS


RISKS RELATED TO OUR BUSINESS


WE WILL NEED A SIGNIFICANT AMOUNT OF CASH TO OPERATE OUR BUSINESS, WHICH WE MAY BE UNABLE TO OBTAIN

 Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations during 2003. The success of our business strategy includes obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to fully satisfy our operating expenses, meet our debt service obligations and fund our capital expenditures. At December 31, 2002 we had $29.4 million in cash and cash equivalents. In addition, we had $3.5 million available under our Term D loan facility that may be accessed in equal quarterly installments through December 31, 2003. The continued availability of the Term D loan is subject to conditions to borrowing, including no "material adverse change" in the business, as defined in our Credit Agreement. The amount of cash available after December 31, 2003 is dependent upon factors that could differ materially from our estimates.


Our 2003 plan is predicated upon the following assumptions:

     o Sustained growth due to increased penetration for data and voice offerings in our operational markets;

     o Continued improvement in operational efficiencies through economies of scale that translates into lower network costs and lower selling, general and administrative expenses as a percentage of revenue; and

     o    Decreased capital expenditures.


Our revenue and costs may also be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements and our ability to substantially achieve our 2003 plan. If we are unable to substantially achieve our 2003 plan objectives, we may need to raise additional capital. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Failure to raise sufficient funds under these circumstances may affect our ability to continue to operate our business. There are conditions to our ability to borrow under our senior credit facility, including the continued satisfaction of covenants. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million at all times through July 1, 2004, and limit the Company to a maximum amount of capital expenditures. As of December 31, 2002, we were in compliance with these covenants and if we are able to substantially execute our 2003 plan, we expect to be in compliance with these covenants during 2003.

We may also require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, capital leasing, vendor financing, or the private or public sale of equity or debt securities. We can make no assurances that we will be successful in raising sufficient additional capital on favorable terms or at all. Failure to raise sufficient funds as and when needed or advisable, may require us to engage in asset sales or pursue other alternatives designed to enhance our liquidity or obtain relief from our obligations. Any or all of these scenarios could have a material adverse effect on our business, financial condition and results of operations and in such case there is no assurance we could continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

WE ANTICIPATE HAVING FUTURE OPERATING LOSSES AS WE CONTINUE TO GROW OUR BUSINESS IN 29 MARKETS

For the year ended December 31, 2002, we had operating losses of $418.3 million, net losses applicable to common stockholders of $524.1 million and negative adjusted earnings before income taxes, depreciation, amortization and other non-cash charges ("EBITDA") of $14.8 million. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and other non-cash charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flow from/(used) by operations determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the most directly comparable financial measure under GAAP. A reconciliation of our cash flow from operations to adjusted EBITDA can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

We have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to substantially meet our 2003 plan. Our 2003 plan is predicated upon sustained growth through increased penetration for data and voice offerings, continued improvement in operational efficiencies that translate into lower network costs and lower selling, general and administrative expenses as a percentage of revenue, and decreased capital expenditures. We expect our operating losses and net losses to decline as our operations mature and we achieve greater operating efficiencies. We also expect that our adjusted EBITDA will be positive in 2003. However, we can make no assurances that we will substantially achieve our 2003 plan or generate sufficient adjusted EBITDA to meet our working capital and debt service requirements, which could have a material adverse effect on our business, financial condition and results of operations. Our revenue and costs may also be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements.


OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND COULD PREVENT US FROM FULFILLING OBLIGATIONS

We are highly leveraged and have significant debt service and related obligations. As of December 31, 2002, our aggregate outstanding financial institution indebtedness was $595.9 million (net of unamortized discount of $6.9 million), our capital lease obligations were $32.4 million and our redeemable preferred stock was $243.5 million. We have the ability to incur up to an aggregate of $425.0 million under our senior credit facility subject to approval from a majority of our lenders. We have $398.9 million which has been committed under our senior credit facility and may incur additional indebtedness subject to certain limitations in our credit facility. The amount outstanding under our senior credit facility at December 31, 2002 was $396.4 million. We also had $206.4 million outstanding in subordinated notes that are subordinated to our credit facility.

Our debt is subject to covenants customary to these types of arrangements. Our ability to comply with these covenants will depend on our future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic projects. We can make no assurances that we will continue to maintain compliance with our debt covenants should the factors above occur and adversely affect our business, financial condition and results of operations. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million at all times through July 1, 2004, and limit the Company to a maximum amount of capital expenditures. As of December 31, 2002, we were in compliance with these covenants and if we are able to substantially execute our 2003 plan, we expect to be in compliance with these covenants during 2003. If new indebtedness is added to our current levels, the related risks that we face could intensify.


Our substantial leverage could have important consequences to us. For example, it could:

     o make it more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
     o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes, including investments in service development, capital spending and acquisitions;
     o place us at a competitive disadvantage to our competitors that are not as highly leveraged as we are;
     o    impair our ability to adjust to changing market conditions; and
     o make us more vulnerable in the event of a downturn in general economic conditions or in our business or of changing market conditions and regulations.


SERVICING OUR INDEBTEDNESS WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH AND OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL

We can make no assurances that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with the various covenants in our debt obligations, we would be in default under such agreements, which would permit our lenders to declare all amounts owed them immediately due and payable and could cause defaults under other debt related agreements. Our ability to repay or to refinance our obligations with respect to our indebtedness will depend on our future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.


Our adjusted EBITDA for the year ended December 31, 2002 is currently insufficient to pay our fixed charges. See "Selected Financial Data" and "MD&A --Results of Operations". The successful execution of our business strategy, including obtaining and retaining a significant number of clients, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service obligations and working capital requirements. We can make no assurances that the anticipated results of our strategy will be realized, or that we will be able to generate sufficient cash flow from operating activities to meet our debt service obligations and working capital requirements. See "Description of Business - Business Strategy". If our cash flow and capital resources are insufficient to fund our debt service obligations and working capital requirements, we could be forced to sell assets, seek to obtain additional equity capital, or refinance or restructure our debt. A disposition of assets in order to make up for any shortfall in the payments due on our indebtedness could take place under circumstances that might not be favorable to realizing the highest price for such assets. We can make no assurance that such efforts would succeed, and if unsuccessful our business, financial condition and results of operations could be materially adversely affected, with no assurance in such case we could continue operations.


WE MAY FAIL TO ACHIEVE ACCEPTABLE PROFITS DUE TO PRICING

Prices in the local exchange business have remained stable. However, future technological advances could result that will affect the prices for such service. In addition, recent changes in prices have been from usage based prices to flat rate prices.

Prices in the long distance business have declined substantially in recent years. We rely on other carriers to provide us with a major portion of our long distance transmission network. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future clients. In the event that we fail to meet such minimum volume commitments, we may be obligated to pay underutilization charges, and, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means.

Our failure to achieve acceptable profits on our local exchange and long distance services due to pricing declines could have a material adverse effect on our business, financial condition and results of operation.

WE MAY NOT BE SUCCESSFUL IN MAINTAINING OUR HIGH CUSTOMER RETENTION RATE

We maximize customer retention by offering a simplified, comprehensive package of services and providing a high level of customer care. Our churn of customers for the year ended December 31, 2002 of our facilities-based business clients was approximately 1.6% per month. Our ability to retain our customers is dependent upon a number of factors, including our ability to provide quality service, customer care, accurate and timely billing and our ability to provide competitive pricing, the economic viability of our customers, and the customers' perception of our economic viability. We can make no assurances that we will continue to maintain high retention of customers.

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

The success of our business is dependent upon, among other things, the effectiveness of our sales personnel in the promotion and sale of our services, the acceptance of such services by potential clients, and our ability to hire and train qualified personnel and further enhance our services in response to future technological changes. We can make no assurances that we will be successful with respect to these matters. If we are not successful with respect to these matters, it could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON THE EFFECTIVE OPERATION OF OUR INFORMATION AND PROCESSING SYSTEMS

Sophisticated back office information and processing systems are vital to our business and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Our maintenance of these systems relies, for the most part, on choosing products and services offered by third party vendors and integrating such products and services in-house to produce efficient operational solutions. We can make no assurances that the system maintenance and upgrades will be successfully implemented on a timely basis, that they will be implemented at all or that, once implemented, they will perform as expected. Risks to our business associated with our systems include:

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

We depend significantly on the quality and maintenance of the copper telephone lines we lease from the established telephone companies that are providing services in our markets to provide DSL services. We can make no assurances that we will be able to continue to lease the copper telephone lines and the services we require from these established telephone companies on a timely basis or at quality levels, prices, terms and conditions satisfactory to us or that such established telephone companies will maintain the lines in a satisfactory manner.

IF WE ARE UNABLE TO TRANSITION FROM LEASED NETWORK FACILITIES TO FIBER, IT MAY AFFECT OUR ABILITY TO REDUCE COSTS

For a material portion of our network, we lease from established telephone companies and competitive local exchange carriers local transmission lines connecting our switch to particular telephone company central offices. We may seek to replace this leased capacity with fiber networks if and when warranted by traffic volume growth. We can make no assurances that fiber network capacity will be available to us on a timely basis or on favorable terms. The failure to replace leased network capacity with fiber may affect our ability to reduce our cost structure and may adversely effect our financial condition and results of operations.

WE DEPEND ON CERTAIN KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

We are managed by a number of key executive officers. We believe that our success will depend in large part on our ability to continue to attract and retain qualified management, technical, marketing and sales personnel and the continued contributions of such management and personnel. Competition for qualified employees and personnel in the telecommunications industry remains strong and there are a limited number of persons with knowledge of and expertise in the industry. We do not maintain key person life insurance for any of our executive officers. We do have employment agreements with key executive officers. Although we have been successful in attracting and retaining qualified personnel, we can make no assurances that we will be able to hire or retain necessary personnel in the future. The loss of services of one or more of our key executives, or the inability to attract and retain additional qualified personnel, could materially and adversely affect us.

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

We can make no assurances that any acquisition will be made or that we will be able to obtain financing needed to fund such acquisition. We currently have no definitive agreements with respect to any material acquisition, although from time to time we may have discussions with other companies and assess opportunities on an ongoing basis. We do not have any current plans of acquisition.

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

OUR PRIOR YEARS' FINANCIAL STATEMENTS HAVE BEEN AUDITED BY ARTHUR ANDERSEN LLP

Our consolidated financial statements for the years ended December 31, 2001 and 2000 were audited by Arthur Andersen LLP, independent public accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.


OUR STOCK PRICE HAS DECLINED SIGNIFICANTLY


Our stock price has experienced significant price fluctuations. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, including but not limited to the following, some of which are beyond our control:

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

Our common stock is listed on the OTC Bulletin Board (OTCBB) and as such is subject to certain requirements for continued listing.

RISKS RELATED TO OUR INDUSTRY

We face a high level of competition in the telecommunications industry

The telecommunications industry is highly competitive, and one of the primary purposes of the Telecommunications Act of 1996 is to foster further competition. In each of our markets, we compete principally with the established telephone company serving such market. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses. Established telephone companies also benefit from existing regulations that favor them over integrated communications providers and competitive local exchange carriers in some respects. Furthermore, one large group of established telephone companies, the regional Bell operating companies, have pricing flexibility under particular conditions from federal regulators with regard to some services with which we compete. This presents established telephone companies with an opportunity to subsidize services that compete with our services and offer such competitive services at lower prices.

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

We can make no assurances that we will be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. Moreover, many of our current and potential competitors have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours as well as other competitive advantages over us. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations. See "Description of Business - Competition."

WIRELINE PROVIDERS FACE INCREASED COMPETITION FROM WIRELESS SERVICES

Wireless services constitute another significant source of competition to our wireline telecommunications services. Wireless carriers such as Verizon Wireless, AT&T Wireless and Cingular Wireless have expanded and improved their network coverage, started to provide bundled wireless products and lowered their prices to end-users. As a result, customers are beginning to substitute wireless services for basic wireline service. Wireless telephone services can also be used for data transmission. These factors could also have a material adverse effect on our business, financial condition or results of operations.

FINANCIAL DIFFICULTIES OF OUR COMPETITORS COULD ADVERSELY AFFECT OUR BUSINESS

Many of our competitors have experienced substantial and highly publicized financial difficulties over the past year. The financial difficulties of these companies could reflect poorly on the telecommunications industry and increased scrutiny of our own financial and operational stability. As a result, this could diminish our ability to obtain additional capital and adversely affect the number of customers willing to place their telecommunications services with us. Additionally, some of these competitors have emerged from bankruptcy and have been able to reduce their debt or otherwise recapitalize. These companies may be able to reduce their prices to a point lower than our prices and yet still be able to make a profit because of their reduced debt or lower capital structure. We may lose business as a result of this price competition. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.

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

We can make no assurances that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations. If we do not fully comply with the rules of the FCC or state regulatory agencies, third parties or regulators could challenge our authority to do business. Such challenges could cause us to incur substantial legal and administrative expenses.

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

The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We can make no assurances that these changes will not have a material adverse effect on our business, financial condition or results of operations.

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

We have interconnection agreements with a number of established telephone companies through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law, if any. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

A Supreme Court decision vacated a FCC rule determining which network elements the established telephone companies must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. In May 2002, the Supreme Court upheld the FCC's revised rules. In the same case, the Supreme Court also upheld the FCC's total element long-run incremental (TELRIC) pricing rules. Favorable resolution of these cases will not necessarily affect future uncertainties inherent in the regulation of interconnection with established telephone companies.

On February 20, 2003, in its Triennial Review Decision, the FCC announced revised established telephone company obligations to make elements of their networks available on an unbundled basis to competitors and new entrants. The impacts of this Triennial Review decision mean that the FCC is poised to eliminate unbundling provisions with respect to fiber and copper-fiber plant. Although the final order has not been issued by the FCC, any change in the availability of network elements could affect our business plans and operations.


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

ADDITIONAL INFORMATION

You may read and copy this Form 10-K, including the attached exhibits, and any reports, statements or other information that we may file, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549-1004. You can request copies of these documents, upon payment of the duplicating fee, by writing to the SEC at its principal office at 450 Fifth Street, N.W., Washington, D.C. 20549-1004. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. Our SEC filings are also available to the public, free of charge, on the SEC's Internet site (www.sec.gov) or our Internet site (www.choiceonecom.com). None of the materials posted on our Internet site are incorporated in this Form 10-K.

ITEM 2.  PROPERTIES

We are headquartered in Rochester, New York. We occupy office space in Rochester under a market-rate lease that expires in 2009. As of December 31, 2002, this lease covered 105,680 square feet. We also have administrative offices under a lease for 109,000 square feet of space in Grand Rapids, Michigan. The leases for this space expire in 2003 and 2009. In addition, we lease space in a number of locations, primarily for sales offices and network equipment installations. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing markets.


ITEM 3.  LEGAL PROCEEDINGS

On January 26, 2002, the Company and its wholly owned subsidiary US Xchange (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T"). This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company is seeking damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. On April 26, 2002, the Company filed a motion for partial summary judgment based upon AT&T's failure to pay the Company's invoices on account, and for a declaration that AT&T materially breached its agreements for failure to pay. AT&T cross-moved for partial summary judgment, seeking dismissal of several of the Company's causes of action. On September 24, 2002, following oral argument, a decision dismissing some of the Company's causes of action, but preserving for trial the Company's claim for breach of contract and declaratory judgment, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. On February 6, 2003, the Company amended its complaint, eliminating the causes of action that had been dismissed. The parties are now engaged in the discovery process.

On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court for the Southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The underwriters are also the subject of publicly disclosed investigations by several governmental agencies. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants have been dismissed without prejudice, by an agreement with the plaintiffs. The court recently denied motions to dismiss the cases, and the parties are discussing a framework for conducting discovery, including a process for limiting discovery involving issuers such as the Company in all but a few test cases. Settlement discussions with the plaintiffs are ongoing, under the guidance of a mediator, but it is not possible to predict whether and when, and on what terms, any settlement might eventually be finalized.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning our executive officers and other key personnel, including their ages, as of December 31, 2002.

   Name                                     Age                                    Title
   ----                                     ---                                    ------
   Steve M. Dubnik.......................    40    Chairman of the Board and Director, President and Chief
                                                   Executive Officer
   Kevin S. Dickens......................    39    Co-Chief Operating Officer
   Ajay J. Sabherwal.....................    36    Executive Vice President, Finance and Chief Financial Officer
   Mae H. Squier-Dow.....................    41    Co-Chief Operating Officer
   Philip H. Yawman......................    37    Executive Vice President, Corporate Development
   Robert O. Bailey......................    56    Senior Vice President, Technology
   Linda S. Chapman......................    39    Senior Vice President, Human Resources
   Scott D. Deverell.....................    37    Vice President, Accounting, Treasurer and Controller
   Elizabeth A. Ellis....................    44    Senior Vice President, Information Technology
   Elizabeth J. McDonald.................    49    Vice President, Legal and Regulatory Affairs, and General Counsel
   Terry Nulty...........................    47    Senior Vice President, Sales
   Kevin Stephens........................    40    Senior Vice President, Marketing



     Steve M. Dubnik, our Chairman of the Board, President, Chief Executive Officer and Co-Founder, has worked in the telecommunications industry for 19 years. Prior to founding Choice One in June 1998, Mr. Dubnik served in various capacities with ACC Corp., including as the President and Chief Operating Officer of North American Operations of ACC from November 1996 to April 1998 and as Chairman of the Board of Directors of ACC TelEnterprises Ltd. from July 1994 to April 1998. From December 1997 to April 1998, he also jointly performed the functions of Chief Executive Officer of ACC. Mr. Dubnik currently serves on the Board of Managers of FiberTech Networks, LLC.

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

     Ajay J. Sabherwal, our Executive Vice President, Finance and Chief Financial Officer since September 1999, has worked both directly in the telecommunications industry and as an equity analyst covering the telecommunications industry for over 13 years. Mr. Sabherwal was most recently executive director of institutional equity research for Toronto-based CIBC World Markets from June 1996 to September 1999. Prior to joining CIBC World Markets as a senior research analyst in June of 1996, Mr. Sabherwal was the telecommunications analyst for BZW (Barclays de Zoete Wedd) Canada and its successor company from November 1993 until June 1996.

     Mae H. Squier-Dow, our Co-Chief Operating Officer since August 2000 and prior to that Senior Vice President, Sales, Marketing and Service, and Co-Founder since June 1998, has worked in the telecommunications industry for 18 years. Ms. Squier-Dow served as President of ACC Telecom, a U.S. subsidiary of ACC Corp., from June 1996 to May 1998, and in several positions at ACC Long Distance U.K. Ltd., including as Commercial Director from April 1995 to June 1996, and as Director of Client Relations and Marketing, Vice President of International Planning and Operations Director from October 1993 to April 1995.

     Philip H. Yawman, our Executive Vice President, Corporate Development and Co-Founder since July 1998, has worked in the telecommunications industry for 15 years. Prior to joining us, Mr. Yawman was Vice President of Investor Relations and Corporate Communications at ACC Corp. from April 1997 to January 1998. Mr. Yawman also served in various positions at Frontier Corporation from July 1989 to April 1997, including as head of investor relations' activities and in several product management positions.

     Robert O. Bailey, our Senior Vice President, Technology since September 1999, is responsible for engineering and operation of the Choice One network. In addition, he is responsible for evaluating and selecting the technology to be deployed by Choice One in the next generation of switching systems architecture, including the evolution from circuit switching systems to packet and ATM-based infrastructure. Most recently, he was Vice President and Chief Technology Officer for the Upstate Cellular Network (Frontier Cellular), a joint venture of Verizon Mobile and Frontier Corporation, from January 1985 until April 1999, where he was responsible for engineering and operations of a cellular network that covered 5.5 million population units in upstate New York.

     Linda S. Chapman, our Senior Vice President, Human Resources since May 2001 and prior to that Vice President, Human Resources since August 1998, was the Director of Human Resources of ACC Corp.'s U.S. subsidiary, ACC Telecom, from June 1997 to July 1998. Prior thereto, Ms. Chapman held various management positions with MCI from March 1994 to May 1997.

     Scott D. Deverell, our Vice President, Accounting, Treasurer and Controller since September 2002, and prior to that our Vice President, Accounting, and Controller since March 2000 and Director of Accounting since December 1998, is a certified public accountant. Prior to joining us, Mr. Deverell was employed by PSC Inc. as Assistant Treasurer from September 1997 to December 1998 and as Controller from 1990 until September 1997.

     Elizabeth A. Ellis, our Senior Vice President, Information Technology since August 2000 and prior to that Vice President, Information Technology since July 1998, has worked in the information technology field for over 22 years, including the past seven years in the telecommunications industry. Prior to joining us in July 1998, Ms. Ellis was Commercial Director for ACC Telecom's subsidiaries in the United Kingdom and Germany from August 1994 to June 1998 where she was responsible for all aspects of network, operations, client service, telemarketing and information technology.

     Elizabeth J. McDonald, our Vice President, Legal and Regulatory Affairs and General Counsel since December 2002, served as Associate General Counsel since November 2001. Prior to joining us in November 2001, Ms. McDonald was the Vice President and General Counsel of PSC Inc. from December 1996 to October 2001.

      Terry Nulty, Senior Vice President, Sales has been with the Company since December 2002. Prior to joining the Company, Mr. Nulty was President of Element K, a provider of e-Learning solutions to businesses, governments, and non-profit organizations from March 1999 to August 2000, and as general manager from 1996 to February 1999. Prior to joining Element K as General Manager in 1996, he spent 15 years with Eastman Kodak in a variety of sales, marketing and staff positions, both domestic and international, the last as Regional Manager for business technology products.

     Kevin Stephens, our Senior Vice President, Marketing since March 2001 has over 15 years of marketing and sales experience. Prior to joining us, Mr. Stephens was Vice President of Marketing at Xerox Corporation from June 1984 to February 2001. During his tenure at Xerox, he held various positions within sales, marketing and general management.

Each of our officers serves at the pleasure of the board of directors.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

Our common stock traded on the Nasdaq Stock Market's National Market under the symbol "CWON" since our initial public offering on February 16, 2000 until December 9, 2002. On December 9, 2002, the Nasdaq delisted our common stock from the National Market. Since December 10, 2002, our common stock has been quoted on the OTC Bulletin Board (OTCBB) under the symbol "CWON". There are approximately 8,500 holders of our common stock. The following table sets forth the high and low sale prices for our common stock as reported by the Nasdaq National Market and then the high and low bid price as reported on the OTCBB, for the periods indicated.

                                  ----------------------------------------------

                                              Common Stock Price
                                  ----------------------------------------------

                                           2002                    2001
                                  --------------------- ------------------------

                                    High        Low        High         Low
                                  ---------- ---------- ----------- ------------
    First Quarter                  $ 3.95     $ 1.24      $18.13       $3.56

    Second Quarter                 $ 1.95     $ 0.33      $10.26       $4.31

    Third Quarter                  $ 0.88     $ 0.12      $ 6.50       $1.40

    Fourth Quarter                 $ 0.45     $ 0.10      $ 5.10       $1.03


DIVIDEND POLICY

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. Our future dividend policy will depend on our earnings, capital requirements, requirements of financing agreements to which we are a party, our financial condition and other factors considered relevant by our board of directors. The agreements and terms of our Series A senior cumulative preferred stock prohibit us from paying dividends on our common stock. The agreements and terms of our subordinate notes prohibit us from paying dividends on our common stock in cash. The agreements and terms of our senior credit facility prohibit us from paying dividends on our Series A senior cumulative preferred stock in cash.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We maintain two equity compensation plans for the benefit of our employees, officers and directors. The following schedule details this information by those plans authorized and those not authorized by our security holders as of December 31, 2002, as follows:

    ------------------------- ----------------------------- ---------------------------- -------------------------------------
                              Number of securities to be     Weighted-average exercise   Number of securities remaining
                              issued upon exercise of all    price of outstanding        available for future issuance under
        Plan Category         outstanding options            options                     equity compensation plans
    ------------------------- ----------------------------- ---------------------------- -------------------------------------
    Equity compensation
    plans approved by
    security holders          6,059,563                      $     8.09                  4,472,333
    ------------------------- ----------------------------- ---------------------------- -------------------------------------
    Equity compensation
    plans not approved by
    security holders                  --                            --                           --
    ------------------------- ----------------------------- ---------------------------- -------------------------------------
    Total                     6,059,563                     $       8.09                 4,472,333
                              =========                     ============                 =========
    ------------------------- ----------------------------- ---------------------------- -------------------------------------

On November 21, 2002, we approved a voluntary stock option exchange program for eligible employee option holders. The eligible options were those options granted on or before January 2, 2002 to those holders who were eligible for the exchange program, except for the performance-based options issued on January 1, 2002. To participate in the exchange program, employees must have been continually employed by Choice One throughout the tender offer period and until the grant of new options. Upon expiration of the tender offer period, each participating optionholder received new options in exchange for the tendered options. The election period began on December 19, 2002 and expired on January 21, 2003.

The number of new options issued varied depending on the exercise price of the options tendered according to the following exchange ratios:

                                             Number of new options to be
                                             granted as a percent of shares
For options with exercise prices:             covered by tendered options
---------------------------------             ---------------------------
$4.00 and under                                           80%
$4.01 to $8.00                                            65%
$8.01 to $20.00                                           40%
Over $20.00                                               25%

The exercise price of the new options was determined by the company's closing stock price at the time the new options were granted on January 21, 2003. All tendered options that were fully vested on January 21, 2003 were replaced with new options that are also fully vested. For tendered options that had not yet vested, the vesting schedule for replacement options was extended by one year.

The number of outstanding options properly tendered for exchange by eligible employees was 4,119,524, or approximately 92% of the options eligible for exchange. On January 21, 2003, we granted to those eligible employees new options to purchase 2,582,986 shares of common stock with an exercise price of $0.26 per share. At the conclusion of the stock option exchange program, there were options to purchase 2,957,840 shares of common stock outstanding under the 1998 Employee Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS OF REGISTERED
SECURITIES

In September 2002, in consideration for the loans extended to us under our Third Amended and Restated Credit Agreement (the "Credit Agreement") and the other amendments and waivers effected pursuant to the Credit Agreement and our Third Amendment to the Bridge Agreement (the "Bridge Agreement Amendment"), we issued warrants to purchase shares of our common stock to the lenders under the Term C loan facility. These warrants are exercisable for up to 10,596,137 shares of common stock, representing 20% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of the new warrants. The warrants may be exercised until September 13, 2007 at an exercise price of $0.01 per share. Of these, warrants to purchase 7,944,700 shares of common stock are immediately exercisable. Warrants to purchase 2,651,437 shares of common stock issued to those lenders under the Term C loan facility who are also lenders under the Bridge Agreement Amendment will not become exercisable prior to September 13, 2004. If we satisfy the outstanding obligations under the Bridge Agreement Amendment in full, including payment of accrued and unpaid interest, prior to September 13, 2004, the warrants to purchase 2,651,437 shares of common stock will expire; otherwise they will become exercisable on September 13, 2004. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In March 2002, holders of our Series A senior cumulative preferred stock received, in exchange for their waiver of certain rights, warrants to purchase 1,177,015 shares of common stock for $1.64 per share. Warrants to purchase 470,806 shares had vested as of September 30, 2002. The unvested warrants expired because we terminated the waiver of rights agreement with the Series A preferred stock holders. Pursuant to anti-dilution provisions in these warrants and the issuance of new warrants to our lenders under the Term C loan facility on September 13, 2002, the holders received warrants to purchase an additional 69,979 shares of common stock. A total of 540,785 warrants are outstanding with an adjusted price of $1.64 per share. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In December 2001, we acquired certain assets from FairPoint Communications Solutions Corp. ("FairPoint"), for consideration consisting of cash and the issuance of 2,500,000 shares of our common stock. Upon the achievement of certain operational metrics, we issued an additional 1,000,000 shares of our common stock in May 2002 to complete the transaction. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In November 2001, we issued subordinated notes in exchange for our bridge facility outstanding at that time. The subordinated notes mature on November 9, 2010 and bear interest at a rate of 13.0%.

In connection with the issuance of our subordinated notes in November 2001, we issued warrants to purchase 1,890,294 shares of our common stock to the holders of the subordinated notes. The warrants are exercisable, in whole or in part at any time, and have an original exercise price of $2.25. The warrants expire on November 9, 2006. Pursuant to anti-dilution provisions in these warrants and the issuance of new warrants to our lenders under the Term C loan facility on September 13, 2002, the holders received warrants to purchase an additional 265,716 shares of common stock. A total of 2,156,010 warrants were issued at an adjusted price of $1.97 per share. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In August 2000, we issued 200,000 shares of Series A senior cumulative redeemable preferred stock and related warrants in a private placement for $200.0 million. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.

The Series A preferred stock was issued to certain funds of Morgan Stanley Capital Partners. These funds and other related funds own a large portion of our common stock and have rights to seats on our board of directors. Each share of Series A preferred stock has a stated value of $1,000 and ranks senior to each other class or series of our capital stock. Dividends accrue at the rate of 14.0% per annum, cumulative and compounded quarterly. We may pay dividends in additional shares of Series A preferred stock or in cash, at our option. However, we are prohibited from paying cash dividends until such time as the obligations under the senior credit facility are paid in full. The Series A preferred stock matures on August 1, 2012, at which time we must redeem the shares for their stated value plus any accrued and unpaid dividends.

In connection with the issuance of the Series A preferred stock, we issued warrants to purchase 1,747,454 shares of our common stock to the holders of the Series A preferred stock. The warrants are exercisable, in whole or in part at any time, at an exercise price of $0.01 per share of common stock. The warrants will expire on August 1, 2012. Pursuant to anti-dilution provisions in these warrants and the issuance of new warrants to our lenders under the Term C loan facility on September 13, 2002, the holders were entitled to receive warrants to purchase an additional 259,735 shares of common stock at an exercise price of $0.01 per share.

In August 2000, we acquired all the outstanding common stock of US Xchange from its sole shareholder, and a portion of the consideration for the US Xchange stock was 6,207,663 shares of our common stock. Of that amount, 535,296 shares were issued to certain employees of US Xchange. The shares issued in this transaction are subject to transfer restrictions that are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, as a transaction not involving any public offering.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2002, 2001, 2000 and 1999, and for the period from inception (June 2, 1998) through December 31, 1998 have been derived from our consolidated financial statements. The results of our operations for the periods indicated are not necessarily indicative of the results of operations in the future.

You should read the selected consolidated financial data set forth below in conjunction with the Consolidated Financial Statements and notes thereto and our MD&A --Results of Operations included elsewhere in this Form 10-K. The years ended December 31, 2001 and 2000 were audited by Arthur Andersen, LLP, and the report for those years has not been reissued by Arthur Andersen LLP.



                                                          Year ended      Year ended    Year ended    Year ended    Period ended
                                                          December 31,    December 31,  December 31,  December 31,  December 31,
                                                              2002          2001           2000          1999          1998
                                                              ----          ----           ----          ----          ----
                                                                             (in thousands, except per share)
Statement of Operations Data:
Revenue.................................................    $ 290,780      $181,598      $ 68,082        $ 4,518         $   -
Operating expenses:
   Network costs........................................      163,887       120,923        56,182          6,979             -
   Selling, general and administrative, including
   non-cash deferred compensation and non-cash
   management ownership allocation charge of $15,965,
   $32,423, $90,527, $2,048 and $376 in 2002, 2001,
   2000, 1999 and 1998, respectively....................      173,595       168,295       173,197         22,978         5,060
   Restructuring costs..................................        5,282             -             -              -             -
   Impairment loss on long-lived assets.................      294,524             -             -              -             -
   Loss on disposition of  assets.......................          733           801             -              -             -
   Depreciation and amortization........................       71,046        89,144        41,003          5,153            36
                                                              -------        ------        ------         ------        ------
   Total operating expenses.............................      709,607       379,163       270,382         35,110         5,096
                                                              -------        ------        ------         ------        ------
Loss from operations....................................    (418,287)     (197,565)     (202,300)       (30,592)       (5,096)
Other income/(expense):
   Interest and other income............................          412         4,871         2,111             76           138
   Interest expense.....................................     (61,584)       (56,077)      (16,663)        (1,959)         (116)
                                                              -------        ------        ------         ------        ------
       Total other income/(expense).....................     (61,172)       (51,206)      (14,552)        (1,883)           22
Net loss................................................    (479,459)      (248,771)     (216,852)       (32,475)       (5,074)
   Accretion of preferred stock.........................        8,802         7,007         2,393              -             -
   Accrued dividends on preferred stock.................       35,860        31,250        11,830              -             -
                                                              -------        ------        ------         ------        ------
Net loss applicable to common stockholders..............  $  (524,121)  $  (287,028)   $ (231,075)     $ (32,475)     $ (5,074)
                                                          ===========   ===========   ===========      =========      ========
Weighted average number of shares outstanding, basic
   and diluted..........................................   45,582,855    39,676,218    32,481,307     22,022,256    18,017,791
                                                           ==========    ==========    ==========     ==========    ==========
Net loss per share, basic and diluted...................    $ (11.50)     $   (7.23)     $  (7.11)      $  (1.47)     $  (0.28)
                                                            =========     =========     =========      =========     =========

Reconciliation of reported net income to reflect the adoption of SFAS No. 142, "Goodwill and Other
Intangible Assets"

Net loss applicable to common stockholders..............  $ (524,121)   $ (287,028)   $ (231,075)     $ (32,475)     $  (5,074)
Goodwill amortization...................................            -       33,010        15,275            306              -
                                                              -------        ------        ------         ------        ------
Adjusted net loss applicable to common stockholders.....  $ (524,121)   $ (254,018)   $ (215,800)     $ (32,169)     $  (5,074)
                                                          ===========   ===========   ===========     ==========     =========

Net loss per share, basic and diluted as reported.......   $  (11.50)     $  (7.23)     $  (7.11)       $ (1.47)     $  (0.28)
Goodwill amortization per share.........................            -         0.83          0.47              -           0.01
                                                              -------        ------        ------         ------        ------
Adjusted net loss per share, basic and diluted..........   $  (11.50)     $  (6.40)     $  (6.64)       $ (1.46)     $   (0.28)
                                                           ==========     =========     =========       ========     =========



                                                             As of          As of         As of          As of         As of
                                                         December 31,   December 31,  December 31,   December 31,  December 31,
                                                              2002           2001          2000          1999           1998
                                                              ----           ----          ----          ----           ----
Balance Sheet Data:
Cash and cash equivalents...............................     $ 29,434       $14,415      $173,573         $3,615        $1,491
Accounts receivable, net................................       43,215        40,239        20,655          2,929             -
Working capital/(deficit)...............................        1,388       (6,337)       185,800        (9,035)          9,707
Property and equipment, net.............................      336,711       361,768       302,833         72,427        21,110
Total assets............................................      463,950       764,378       923,830         94,512        24,472
Long-term debt..........................................      595,941       473,432       447,000         51,500            -
Long-term capital leases, including current portion.....       32,429        12,860         1,667             -             -
Redeemable preferred stock..............................      243,532       200,780       162,523             -             -
Accumulated deficit.....................................     (982,631)     (503,172)     (254,401)       (37,549)        (5,074)
Stockholders' (deficit)/equity..........................     (503,939)        1,231       259,530         26,724         13,130


                                                          Year ended      Year ended     Year ended     Year ended    Period ended
                                                          December 31,    December 31,   December 31,   December 31,   December 31,
                                                              2002           2001          2000           1999           1998
                                                              ----           ----         ------          ----           ----
Other Financial Data:
Net cash (used in)/provided by operating activities.....     $(55,110)    $(126,635)     $(69,604)      $(24,319)      $  6,587
Net cash used in investing activities...................      (27,514)      (50,967)     (489,280)       (56,077)       (21,146)
Net cash provided by financing activities...............       97,643        18,444       728,842         82,520         16,050
Capital expenditures....................................       28,526        85,051       119,400         56,077         21,146

                                                             As of          As of         As of          As of         As of
                                                         December 31,   December 31,  December 31,   December 31,  December 31,
                                                              2002           2001          2000          1999           1998
                                                              ----           ----          ----          ----           ----
Operating Data:
Lines in service:
   Voice lines in service...............................      484,265       372,341       173,819         19,890             -
   Data lines in service................................       16,658        11,634         3,795            206             -
Total lines in service..................................      500,923       383,975       177,614         20,096             -
Central office collocations.............................          530           517           410            141             -
Markets in operation....................................           29            30            26              9             -
Number of voice switches................................           25            26            24              8             -
Number of data switches.................................           63            63            45             10             -



We evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by our clients subscribing to our services. Although the number of lines we service for each client may vary, our primary focus is on the small to medium-sized business customer. On average, our clients have 5 lines. We plan to continue to focus primarily on small to medium-sized business clients.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We are an integrated communications provider offering facilities-based voice and data telecommunications services primarily to small and medium-sized businesses in 29 second and third tier markets in 12 states in the northeastern and midwestern United States. Our services include:

     o    local exchange and long distance service; and

     o    high-speed data and Internet services.

Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, as well as other integrated communications providers.

We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications and web-based services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. As of December 31, 2002, we have connected approximately 92% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

The year ended December 31, 2002 was marked by several significant highlights that are discussed in further detail in our discussion and analysis of financial condition and results of operations. The year ended December 31, 2002 was also marked by measures to become more efficient in providing our products and services, strengthen our cash and liquidity position and become adjusted EBITDA positive. Our discussion and analysis should be read in conjunction with our audited financial statements for the three-year period ending December 31, 2002.

During 2002, we:

     o completed an additional financing of approximately $48.9 million to provide cash and liquidity as we move toward becoming cash flow positive;

     o completed operational initiatives to optimize our network and lower our cost structure;

     o took steps to reduce selling, general and administrative costs through a reduction in workforce;

     o evaluated individual market profitability and exited one market that was unprofitable;

     o    reduced capital expenditures as we completed our network build out;
          and

     o successfully completed the migration of acquired access lines from FairPoint onto our network and billing platforms.


In this filing, we include references to and analyses of adjusted EBITDA amounts. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flow from/(used) by operations determined in accordance with GAAP, the most directly comparable financial measure under GAAP. Management believes that the presentation of adjusted EBITDA is meaningful because it is an indicator of our ability to service existing debt, to sustain potential increases in debt, and to satisfy capital requirements. Adjusted EBITDA is also used in the calculation of management's variable compensation. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

The following table shows the differences between our cash flow from operations as determined in accordance with GAAP and our adjusted EBITDA was the following for the years ending December 31 (except 1998, which is from inception, June 2, 1998):

                                                 Year ended      Year ended     Year ended     Year ended    Period ended
                                                 December 31,    December 31,   December 31,   December 31,   December 31,
                                                    2002           2001           2000           1999             1998
                                                    ----           ----           ------         ----             ----
Net cash used in/(provided by) operating         $ (55,110)    $  (126,635)   $  (69,604)     $ (24,319)        $ 6,587
activities.....................................
Adjustments to reconcile:
   Changes in assets and liabilities...........    (10,954)          7,340       (13,858)          (661)        (11,198)
   Other income/(expense), net.................     61,172          51,206        14,552          1,883             (22)
   Amortization of deferred financing costs....     (4,500)         (3,615)       (1,860)          (294)            (51)
   Amortization of discount on long-term debt..       (683)            (80)            -              -               -
   Interest payable in-kind on long-term debt..    (25,944)         (3,413)            -              -               -
   Specific bad debt reserves..................     15,416               -             -              -               -
   Other non-cash charges......................        571               -             -              -               -
   Restructuring charge........................      5,282               -             -              -               -
                                                    ------         -------        ------         ------          ------
Adjusted EBITDA................................  $ (14,750)     $  (75,197)    $ (70,770)      $(23,391)       $ (4,684)
                                                  ========       =========      ========       ========         =======

During 2002, we increased bad debt reserves for accounts receivable related to telecommunication carriers negatively affected by current economic conditions or bankruptcies, including Global Crossing, WorldCom and other distressed carriers. In addition, we increased the bad debt reserves for retail accounts that continue to be negatively affected by current economic conditions.

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

During September 2002, we identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reduction, closing operations in the Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites. We reduced our workforce by 102 operational and administrative positions. In addition, approximately 100 positions were eliminated through normal attrition. On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market and completed the closing in December 2002.

In connection with the above activities, we recorded restructuring costs of $5.3 million in September 2002, comprised of employee termination benefits, contractual lease obligations and network facility costs. In conjunction with the above described restructuring plan, we evaluated the related long-lived assets for impairment. We recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. It was determined that a portion of this equipment would not be used. We recorded an impairment charge of $4.0 million related to this equipment, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.


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


The market for local and long distance services is well established and we expect to achieve revenue growth principally from taking market share away from other service providers. We have benefited from and continue to benefit from the declining number of competitors in our market footprint. We expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our clients to increase in the aggregate as revenue increases, but on a declining per unit basis, as the FCC's benchmark for established interstate access rates declines. Reciprocal compensation rates are also expected to decline.

The market for high-speed data communications services and Internet access is intensely competitive. We offer data services in all of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments. We price our services competitively in relation to those of the established telephone companies and offer bundled and individual services to give clients incentives to buy a portfolio of services. See "Description of Business --Our Telecommunications Services."

During the past several years, market prices for many telecommunications services on a unit basis have been declining, which is a trend that we believe will likely continue. This decline may have a negative effect on our revenue. However we expect to offset such decline through savings from decreases in our cost of services and increases in the number of users and their usage. Although pricing is an important part of our strategy, we believe that direct relationships with our clients and consistent, high quality service and client support is essential to generating client loyalty. See "Description of Business --Competition."

Our churn for the year ended December 31, 2002 of our facilities-based business clients was approximately 1.6% per month. This compares favorably to the significant churn of clients within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

There is uncertainty surrounding the payment of reciprocal compensation by the established telephone companies for calls delivered to Internet service providers due to their regulatory interpretations and disputes therein. However, the amount of reciprocal compensation revenue that we receive related to Internet service providers is not material. See "Description of Business --Regulation --Federal Regulation."

NETWORK COSTS

Our network costs include the following:

o The cost of leasing high-capacity digital lines that interconnect our network with established telephone company networks. These facilities are also used to connect our switching equipment to our transmission equipment located in established telephone company central offices, as well as to connect our transmission equipment between these offices. These network expenses include non-recurring installation costs and monthly recurring fixed costs. As our markets mature, these costs will remain a significant part of our ongoing cost of services, but at a declining percentage of total costs. As of December 31, 2002, we had 1,343 operational intra-city route miles in 18 of our 29 markets, which replaces a portion of our leased local network facilities. We expect to add approximately 228 intra-city route miles in 4 of our markets during 2003.

o The cost of leasing our inter-city network. Our inter-city network facilities are used to carry data traffic between our markets and for delivery to Internet access points. The costs of these lines will increase as we increase capacity to address client demand. As we deploy fiber, however, the costs associated with the leased facilities will decrease. As of December 31, 2002, we had approximately 1,076 route miles of operational inter-city fiber in our network connecting our markets in Indiana, Michigan, and Connecticut. At this time we do not anticipate adding additional inter-city route miles during 2003.

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

o The cost of leasing space in established telephone company central offices for collocating our transmission equipment. When we constructed switching and transmission equipment, we capitalized, as a component of property and equipment, non-recurring charges for items such as construction. We also capitalized the monthly recurring leasing costs of the collocations during the construction period, typically one to two months. These capitalized non-recurring costs are depreciated over the life of the lease and are not included in our network costs. Recurring leasing costs, after traffic is being carried, are expensed as incurred and are included in our network costs. As a market matures, these costs should remain relatively constant, decreasing as a total component of total network costs.

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

o The cost of completing, originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients. The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our client base and our clients' long distance calling volumes. These minute of usage charges will continue to be a significant component of total network costs. As clients and calling volumes increase, these costs will continue to increase proportionately.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses include costs associated with sales and marketing, client care, billing, corporate administration, personnel, and network maintenance. We incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense. These costs and expenses are expected to grow as we serve our increasing client base, but will be a smaller percentage of our revenue as we take advantage of economies of scale and cost containment and network optimization initiatives are realized.

DEFERRED COMPENSATION

As the estimated fair market value of our common stock exceeded the exercise price of certain options granted, we recognized deferred compensation that is amortized over the vesting period of the options.

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

MANAGEMENT OWNERSHIP ALLOCATION CHARGE

Upon consummation of our initial public offering, we were required by generally accepted accounting principles to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. We were required to record $62.4 million of the deferred compensation as a non-cash, non-recurring charge to operating expense during the period in which the initial public offering was consummated, and the remaining $57.5 million was recorded as deferred management ownership allocation charge. The allocation charge was fully amortized at December 31, 2002.

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, and indefeasible rights to use fiber. It also includes amortization of goodwill (prior to January 1, 2002) and client relationships. Excluding the impact from no longer amortizing goodwill, we expect that our depreciation and amortization expense will increase as we continue to make capital expenditures and acquire long-term rights in telecommunications facilities.

Our acquisitions of US Xchange, Atlantic Connections and EdgeNet were accounted for using the purchase method of accounting. The value of the client relationships acquired from US Xchange, Atlantic Connections and EdgeNet is $48.5 million, $3.3 million and $0.5 million, respectively, and is being amortized over five year periods. The value of the indefeasible right to use fiber acquired from US Xchange is $34.3 million and is being amortized over 20 years. The amount of the purchase price in excess of the fair value of the net assets acquired (goodwill) for US Xchange, Atlantic Connections and EdgeNet was $319.3 million, $7.3 million and $3.5 million, respectively. The goodwill had been amortized over the estimated useful life of 10 years through December 31, 2001.

In January 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized and is now subject to at least an annual assessment for impairment through the application of a fair value-based test. As previously discussed under "Overview", we performed such an assessment of our goodwill impairment during June 2002 and recorded an impairment charge of $283.0 million.

INTEREST INCOME (EXPENSE)

Our interest income results from the investment of our cash and other short-term investments. We expect interest income to gradually decline as we use our surplus cash to fund our operations and capital expenditures, until we begin to generate positive cash flows from operations.

Our interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest expense on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and Term C loan under the senior credit facility, interest expense related to IRUs, and commitment fees on the unused senior credit facility. Interest expense on the subordinated notes is payable in-kind (PIK) through November 2006. We expect interest expense to remain stable over the next several quarters as we use our available funding to fund our operations and capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies, judgments and estimates include those relating to revenue recognition, the allowance for doubtful accounts, network costs and intangible assets.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Revenue recognition. Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided in accordance with GAAP and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. The Company recognizes revenue from switched access and reciprocal compensation based on actual usage and applicable rates per minute of usage, adjusted for management's assessment of reasonable collectibility. Certain judgments in measuring revenue and assessing the reasonable assurance of collectibility, including regulatory interpretations and legal challenges, may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in future operating losses.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in additional expense to us and affecting our results of operations. In addition, collectibility may be affected by regulatory and contractual challenges.

Network costs. The liability for network costs is incurred to provide telecommunication services to our clients and is recognized in the period when the service is utilized. There is considerable judgment and estimation of these costs based on line and circuit counts, estimated usage, active collocation sites, contractual interpretations and anticipated challenges, and regulatory interpretations and anticipated changes. In addition, we accrue for charges invoiced by carriers which are probable of payment but have not been paid due to rate or volume disputes. Changes in these estimates could have a significant effect on our financial condition and results of operations.

Long-Lived assets. Our business acquisitions resulted in goodwill and other intangible assets that affect the amount of future period amortization expense and possible impairment expense that we may incur. During 2002, we determined that our goodwill was fully impaired. We also have a significant investment in property and equipment. The determination of the value and any subsequent impairment of our remaining long-lived assets requires management to make estimates and assumptions that may affect our consolidated financial statements. Factors that may affect the recoverability of our long-lived assets include shifts or reductions in our client base, adverse changes in our expected future cash flows and changes in our borrowing amounts and market interest rates.


RESULTS OF OPERATIONS


FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

REVENUE

We generated $290.8 million in revenue for the year ended December 31, 2002, an increase of 60.1% as compared to $181.6 million in revenue for the year ended December 31, 2001. Of our total revenue increase, approximately $86.4 million was attributable to increases in voice revenue, $10.3 million in data revenues, and $12.5 million in access revenues. The favorable changes in revenue were primarily due to increases in the average number of voice and data lines in service during 2002. The average number of voice lines increased by approximately 160,500 and the average number of data lines increased by 6,500 lines. Our lines in service at December 31, 2002 increased 30.5% from December 31, 2001.

Average revenue per line in 2002 as compared to 2001 declined by 9.6% for voice service and by 7.5% for data service, offset by an increase in lines in service. Access revenue increases were driven by increased customer volume, and slightly offset by reduced interstate rates that we charged other carriers as FCC mandated rate reductions took effect in the second half of 2002. At December 31, 2002 and 2001, we provided service in 29 and 30 markets, and had a total of 500,923 and 383,975 lines in service, respectively. Revenue is expected to increase from the level realized during the year ended December 31, 2002 due to the full year impact of 500,923 lines in service, increases in our penetration in existing markets, and introduction and sales of additional value added services to our existing customers.

During the fourth quarter of 2002, we determined that a portion of the revenue related to billings for monthly recurring line charges and calling features ("MRCs") should have been deferred at the end of previous quarterly and annual reporting periods. However, we also determined that the effect of not previously deferring a portion of theses revenues was not material to any previous annual results of operations or financial position, and therefore previously issued financial statements have not been restated. The impact is similarly not material to results of operations for fiscal 2002. Consequently, we recorded an adjustment of $4.6 million in the fourth quarter of 2002 to establish deferred revenue for the cumulative amount of MRC billings that were recognized for periods preceding the fourth quarter of 2002 that relate to services rendered in the fourth quarter of 2002. The effect of this adjustment was to reduce reported revenues for the fourth quarter and full fiscal year of 2002 by $4.6 million, and increase operating loss and net loss by the same amount and for the same periods.

NETWORK COSTS

Network costs for the year ended December 31, 2002 were $163.9 million, an increase of $43.0 million, or 35.5%, as compared to the year ended December 31, 2001. This increase is due to the completion of the deployment of our networks and growth of our services in 29 markets with 530 collocation sites as compared to 30 markets with 517 collocation sites as of December 31, 2001. Network costs continued to increase at a slower rate than revenue, which reflects the benefits of our fiber network implementation and other network efficiencies realized from the increased number of installed lines.

Additionally, in 2002, we began initiatives to further optimize our existing network and will continue these initiatives into 2003. For 2002, our average cost per line declined approximately 18% as compared to 2001, which highlights the effectiveness of our network optimization initiatives, economies of scale, and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation and amortization expense. We believe that network costs as a percentage of revenue will continue to decline in 2003.

 Our revenues exceeded our network costs by $126.9 million, or 43.6% of revenue, for the year ended December 31, 2002, compared to $60.7 million, or 33.4% of revenue, for the year ended December 31, 2001. We expect that our revenue in excess of network costs, as a percentage of revenue will improve as our revenue increases and we realize cost efficiencies in our network costs during 2003.

We lease fiber capacity in certain markets when economically justified by traffic volume growth in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company. Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive advantage in the markets. During the year ended December 31, 2002, we took possession of fiber networks in 6 of our markets from FiberTech, LLC, under capital lease arrangements, bringing to 18 the number of markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 4 markets across our footprint in 2003. Our operational fiber network now consists of 2,419 operational route miles of intra- and inter-city fiber miles. Once fully operational, our fiber network will consist of approximately 3,433 fiber miles. Amortization of the cost of the capital leases for fiber is included in depreciation and amortization expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2002 were $173.6 million, compared to $168.3 million for the year ended December 31, 2001. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses increased $21.8 million, or 16.0%, from $135.9 million for the year ended December 31, 2001 to $157.6 million for the year ended December 31, 2002.

Selling, general and administrative expenses, excluding non-cash deferred compensation and management ownership allocation charges, as a percentage of revenue was 54% for 2002 as compared to 75% for 2001. The changes in selling, general and administrative expenses resulted primarily from the growth of our operations, ongoing back office infrastructure enhancements and related changes in the number of employees. During this period, salary, commissions and benefits increased approximately $6.6 million, directly related to headcount increases prior to our reduction of 102 positions in September 2002.

We also increased the bad debt reserves for the year ended December 31, 2002, for specific accounts receivable negatively affected by current economic conditions, by $15.4 million. This includes accounts related to telecommunications carriers including Global Crossing, WorldCom, and other distressed carriers. It also includes accounts related to retail customers that continue to be negatively affected by current economic conditions. Global Crossing filed for bankruptcy on January 28, 2002 and WorldCom filed for bankruptcy on July 21, 2002. Accounts receivable related to the periods before those dates may be uncollectible due to bankruptcy protection. We have also commenced legal action against AT&T for delays in the payment of access revenues.

The number of individuals we employed increased to approximately 1,825 during 2002 before decreasing in the last quarter of 2002 as a result of restructuring initiatives. At December 31, 2002, we employed 1,539 individuals, of whom 656 were involved in sales, sales support and sales management. As of December 31, 2001, there were 1,758 employees, of whom 786 were sales employees, including direct sales.

Also included in selling, general and administrative expenses for the year ended December 31, 2002, are non-cash charges for management ownership allocation of $10.9 million and deferred compensation amortization of $5.1 million. This compares to the same non-cash charges of $24.0 million and $8.4 million, respectively, for the year ended December 31, 2001. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING COSTS

During September 2002, we identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in our Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites. On September 5, 2002, we announced that we had reduced our workforce by 102 operational and administrative positions. In addition, approximately 100 positions were eliminated through normal attrition.

On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market. We stopped selling services to new clients in this market and notified existing customers of the decision and the approximate time remaining until services were terminated. We also redeployed certain equipment from this market to other markets to optimize our network assets and to minimize future capital expenditures. Revenue and operating results of the Ann Arbor and Lansing, Michigan market are not significant to our consolidated results of operations. This market closed in December 2002 and as a result had an immaterial impact on revenue for the year ending December 31, 2002.

In connection with the above activities, we recorded restructuring costs of $5.3 million in September 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. At December 31, 2002, approximately $0.6 million of the restructuring costs had been paid and it is anticipated that the remaining liability will be settled in 2003, except for contractual lease obligations of $3.0 million that extend beyond one year.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

In conjunction with restructuring initiatives detailed in the previous section, we evaluated long-lived assets related to our Ann Arbor and Lansing, Michigan operations as well as equipment held for use for impairment. As a result of our evaluation, we recorded impairment charges of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned and $4.0 million related to equipment held for use. These charges are reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

During June 2002, we noted a significant adverse change in the business climate of the company and the telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value of our goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended December 31, 2002 was $71.0 million as compared to $89.1 million for the year ended December 31, 2001. This represents a decrease of $18.1 million, or 20.3%. The decrease from the same period a year ago results from the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which required us to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. Amortization from goodwill was approximately $33.0 million for the year ended December 31, 2001. This decrease was partially offset by an increase in depreciation expense of $13.9 million, or 31.9%, related to the deployment of our networks and initiation of service in our markets as well as other asset acquisitions being placed in service in late 2001 and 2002. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.


INTEREST INCOME (EXPENSE)

Interest expense for the years ended December 31, 2002 and 2001 was approximately $61.6 million and $56.1 million, respectively. Our interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest expense on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and Term C loan under the senior credit facility, interest expense related to IRUs, and commitment fees on the unused senior credit facility. Interest expense on the subordinated notes is PIK through November 2006.

Interest expense increased from 2001 to 2002 due to increases in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase over the next year due to the borrowings under the Term C loan that closed on September 13, 2002 and additional borrowings under the Term D loan that may be drawn down quarterly between December 31, 2002 and December 31, 2003. Interest expense, currently payable in cash, was $32.4 million for the year ended December 31, 2002 as compared to $49.0 million for the year ended December 31, 2001. Interest expense, currently payable in cash, decreased from the same period a year ago as a result of the rollover of the subordinated notes in November 2001, when the interest on these obligations became PIK.

Interest and other income for the years ended December 31, 2002 and 2001 was approximately $0.4 and $4.9 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, on which interest income is earned, were significantly lower during the year ended December 31, 2002 as compared to the year ended December 31, 2001. We expect interest income to decrease slightly in 2003 as our cash balances decrease and market interest rates remain stable.

INCOME TAXES

We did not generate taxable income in either 2002 or 2001, and did not incur any income tax liability as a result. We do not expect to generate taxable income in 2003.

NET LOSS

The net loss was $479.5 million and $248.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in net loss was attributable to the factors previously discussed, primarily the goodwill impairment charge of $283.0 million in June 2002.

The net loss applicable to common stockholders was $524.1 million and $287.0 million for the years ended December 31, 2002 and 2001, respectively. The increase in net loss applicable to common stockholders was attributable to the factors previously discussed, primarily the goodwill impairment charge of $283.0 million in June 2002. Non-cash accretion and dividends on preferred stock increased $6.4 million, or 16.7%, for the year ended December 31, 2002 to $44.7 million as compared to the year ended December 31, 2001. This change was primarily driven by the increase in dividends on preferred stock, which are determined based on dividends in arrears in addition to outstanding preferred stock during 2002. Adjusted EBITDA was negative $14.8 million for the year ended December 31, 2002, compared to negative $75.2 million for the year ended December 31, 2001. This represents an improvement of $60.4 million, or 80.3%.


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

Our revenues exceeded our network costs by $60.7 million, or 33.4% of revenue, for the year ended December 31, 2001, as compared to $11.9 million, or 17.5% of revenue, for the year ended December 31, 2000.

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

For the years ended December 31, 2001 and 2000, respectively, we recognized non-cash management ownership allocation charges of $24.0 million and $83.6 million. We also recognized $8.4 million and $7.0 million of non-cash deferred compensation amortization for the years ended December 31, 2001 and 2000, respectively. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees and grants to employees under our 1998 Stock Option Plan. In August 2000, deferred compensation of $14.8 million was recorded to stockholders' equity related to the issuance of restricted shares to the employees of US Xchange.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended December 31, 2001 was $89.1 million, compared to $41.0 million for the year ended December 31, 2000. The increase results from higher capital expenditures from the deployment of our networks and initiation of services in new markets and the full year impact of the acquisition of US Xchange. Approximately half of the depreciation and amortization was generated from the intangibles resulting from our acquisitions, the most significant being the August 2000 acquisition of US Xchange.

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


INTEREST INCOME (EXPENSE)

Interest expense for the year ended December 31, 2001 was $56.1 million of which $49.0 million was payable in cash. Interest expense includes interest payments on borrowings under our senior credit and subordinated notes, amortization of deferred financing costs related to such facilities, amortization of the discount on the subordinated notes and unused commitment fees on the senior credit facility. Beginning in November 2001, the interest expense on the subordinated notes is PIK for four years. Interest expense for the year ended December 31, 2000 was $16.7 million. Interest expense increased as our borrowings increased and due to the full-year effect of indebtedness incurred during the year ended December 31, 2000.

Interest income for the year ended December 31, 2001 was $4.9 million. Interest income results from the investment of cash and cash equivalents, restricted cash and investments, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Interest income for the year ended December 31, 2000 was $2.1 million.

INCOME TAXES

We did not generate taxable income in either 2002, 2001 or 2000, and did not incur any income tax liability as a result.


NET LOSS

The net loss was $248.8 million and $216.9 million for the years ended December 31, 2001 and 2000, respectively. The increase in net loss was attributed to the factors previously discussed, primarily the increase in interest expense on indebtedness.


The net loss applicable to common stockholders was $287.0 million and $231.1 million for the years for the years ended December 31, 2001 and 2000, respectively. Non-cash accretion and dividends on preferred stock increased $24.0 million during the year ended December 31, 2001 as compared to the year ended December 31, 2000. Adjusted EBITDA was negative $75.2 million for the year ended December 31, 2001, compared to negative $70.8 million for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES


The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's auditors have modified their opinion by noting that the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern.

We have experienced net losses applicable to common stockholders of $524.1 million, $287.0 million, and $231.1 million during the years ended December 31, 2002, 2001, and 2000, respectively. Assuming we substantially meet our 2003 plan, we expect our operating losses and net losses to decline as our operations mature and we achieve greater operating efficiencies. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations. The success of our business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in our operating cash flows, and managing our costs and capital expenditures to be able to meet our debt service obligations. Significant operating cash flow would be in an amount sufficient to fully satisfy our operating expenses, meet our debt service obligations and fund our capital expenditures.

We have completed several steps intended to increase our liquidity and better position us to compete under current conditions and anticipated changes in the telecommunications industry. These include:

     o    Completing an additional financing of $48.9 million in September 2002,

     o    Maintaining high client retention rate,

     o Completing operational initiatives to optimize the Company's network and lower its cost structure,

     o Reducing general and administrative expenses through automation and a reduction in workforce,

     o    Exiting one market that was found to be unprofitable,

     o Introducing new products to improve revenue growth and profitability, and

     o Redeploying assets held for use to reduce the requirement for capital expenditures.

Our 2003 plan is predicated upon the following assumptions:

     o sustained growth due to increased penetration for data and voice offerings in our operational markets,

     o continued improvement in operational efficiencies through economies of scale that translates into lower network costs and lower selling, general and administrative expenses as a percentage of revenue; and

     o    decreased capital expenditures.

Our revenue and costs may be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Due to current adverse conditions in the general economy and specifically the telecommunications industry, it likely will be difficult to obtain public/private financing, bank financing or vendor financing to continue our business. Failure to raise sufficient funds may require us to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from its obligations, as to which success cannot be assured.

There are conditions to our ability to borrow under our senior credit facility, including the continued satisfaction of covenants. These covenants are minimum cash and committed financing of $10.0 million at all times through July 1, 2004, and maximum capital expenditures. A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. If that event should occur, we can make no assurances that we would be able to obtain additional financing, any of which would have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2002, we were in compliance with these covenants and if we are able to substantially execute our 2003 plan, we expect to be in compliance with these covenants during 2003.

At December 31, 2002, we had $29.4 million in cash and cash equivalents and $3.5 million available under our senior credit facility which is available in equal quarterly installments through December 31, 2003, and subject to no "material adverse change" in the business, as defined in our Credit Agreement. The 2003 plan assumes that we will have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003. The amount of cash available as of December 31, 2003 is dependent upon factors that could differ materially from the estimates. Should factors assumed in the 2003 plan differ materially, management may delay some of its future capital expenditures, reduce selling, general and administrative expenses, or seek alternative financing for future capital expenditures.


Our estimates of when we will have positive cash flows from operations may be inaccurate due to a variety of factors including:

     o    delays in the timely collection of amounts owed to us;

     o    shorter payment terms given to us by our vendors;

     o    changes in number of customers and penetration of new services;

     o    changes in cost of our networks in each of our markets;

     o    regulatory changes;

     o    changes in technology;

     o    changing conditions within the industry and the general economy; and

     o    increased competition.

Our collections from interexchange carriers and established telephone companies have been slower than those from end-users. Currently, we have commenced a legal action against AT&T for contract termination resulting from delays in the remittance of access payments owed to us. Due to the uncertainty of all of these factors, actual funding available from operations and other sources may vary from expected amounts, possibly to a material degree, and such variations could affect our funding needs and could result in a default under our credit facilities.

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

Our continuation as a going concern is dependent on our ability to substantially meet our 2003 plan. While the 2003 plan assumes we will have positive cash and cash equivalents at December 31, 2003, there can be no assurance that we will be successful in executing our business strategy or in obtaining additional debt or equity financing, or in obtaining a bank facility on terms acceptable to us, or at all, or that management's estimate of additional funds required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On September 13, 2002, we executed additional debt financing under our senior credit facility of $48.9 million, a waiver of the default of the revenue covenant at June 30, 2002 from our lending institutions, and an amendment to our existing senior credit facility. Morgan Stanley Capital Partners-sponsored funds and the lenders of our subordinated notes provided us with a $44.5 million senior secured term loan facility (the Term C loan). Additionally, certain of our existing senior lenders made available a separate term loan facility of $4.4 million (the Term D loan) to be drawn in five equal quarterly installments commencing on December 31, 2002 and ending December 31, 2003. The Term D loan matures on February 1, 2009. We intend to use the net proceeds from these loans for general corporate purposes.

The following is a summary of the principal terms of the new facilities:

o Provides a Term C loan facility of $44.5 million. Such loan is secured on an equivalent basis with the same collateral that secures the existing senior credit facility. Interest on this term loan accrues at LIBOR plus 5.75% or at a base rate, as defined in the Credit Agreement, plus 4.75%, at our option. Interest on the Term C loan that would otherwise be payable from September 13, 2002 through March 31, 2004 will accrue monthly and be added to the principal amount of the loan (the "Term C Loan Deferred Interest"). Thereafter, interest accruing on the Term C loan is payable in cash at the end of each month. All Term C Loan Deferred Interest and the principal amount of the Term C loan is due at maturity on March 31, 2009. The Term C loan was drawn down in full on September 13, 2002.

o Provides a Term D loan facility in an aggregate principal amount of $4.4 million and is available to us in five equal quarterly installments commencing on December 31, 2002. Interest on the Term D loans will accrue at the same rate applicable to the outstanding revolving loans and Term A loans under the Credit Agreement. The applicable margin in the interest rate is determined by a grid and is tied to our leverage ratio as calculated pursuant to the terms of the Credit Agreement. Initially, the interest rate plus applicable margin will be LIBOR plus 4.00% or the base rate, as defined in the Credit Agreement, plus 3.00%, at our option. Interest accruing on the Term D loans is payable in cash at the end of each month. The outstanding principal under the Term D loan shall be repaid quarterly commencing on June 30, 2004 through September 30, 2008 at the rate of 0.25% of the aggregate principal amount, with the balance of 47.5% of the principal due in a balloon payment on December 30, 2008. Any remaining unpaid principal and accrued interest is due in full at maturity on January 31, 2009.

In addition to establishing the Term C loan and Term D loan facilities as described above, the prior terms of our Credit Agreement were amended to provide for, among other things, the following:

o Deferring principal payments originally due on December 31, 2003 and March 31, 2004 on the outstanding Term A and Term B loans until maturity at July 31, 2008 and January 31, 2009, respectively.

o Amending a financial covenant to require us to have cash and available committed financing of not less than $10.0 million at any time prior to July 1, 2004.

o Amending a financial covenant to limit us to maximum annual capital expenditures of $35.0 million, $39.0 million, $43.0 million, $52.0 million, $59.0 million, $66.0 million and $74.0 million during each fiscal year ending December 31, 2002 through December 31, 2008, respectively.

o Beginning with the quarter ended September 30, 2004, requiring us to comply with amended financial covenants pertaining to our leverage ratio, fixed charges coverage ratio and interest coverage ratio until the final maturity of the outstanding loans.

o Eliminating minimum revenue and maximum EBITDA losses/minimum EBITDA financial covenants for all periods.

o Increasing the amount of debt comprised of capital leases and purchase money debt that we may incur from $5.0 million to $20.0 million.

On September 13, 2002, we also entered into a Third Amendment to the Bridge Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Investors, Inc. and CIBC Inc. (the "Bridge Agreement Amendment"). The Bridge Agreement Amendment, among other things:

o Permits us to incur up to $425.0 million under the Credit Agreement, subject to approval from a majority of our lenders.

o Extends by one year to November 9, 2006 the period during which we may pay interest in-kind, rather than in cash, on the subordinated notes issued under the Bridge Agreement.

o Limits the maximum annual capital expenditures we may make to the same amounts permitted under the Credit Agreement.

Listing On the Nasdaq National Market. Our common stock had been traded on the Nasdaq National Market. Continued listing on the Nasdaq National Market requires, among other things, that listed securities maintain a minimum bid price, minimum stockholders' equity and minimum market value of the publicly held shares. On June 28, 2002, Nasdaq advised us that we were not in compliance with the Nasdaq National Market's continued listing standards because our stock price had closed below $1.00 per share for 30 consecutive trading days.

As the result of a hearing before the Nasdaq Listings Qualifications Panel in November 2002, we were delisted from the Nasdaq National Market on December 9, 2002 and moved to the OTC Bulletin Board (OTCBB). Among other consequences, a move from the Nasdaq National Market may cause reduced liquidity in the trading market for our common stock and difficulty in obtaining future financing.

Credit Facility. Our senior credit facility permits us to incur up to $425.0 million subject to approval from a majority of our lenders. We have $398.9 million which has been committed, subject to various conditions, covenants and restrictions, including those described in Note 10 to the financial statements. At December 31, 2002, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan, $100.0 million outstanding under the revolving credit facility, $44.5 million outstanding under the term C loan, and $0.9 million outstanding under the term D loan. There was $3.5 million available under the senior credit facility at December 31, 2002, which is subject to no "material adverse change" in the business, as defined in our Credit Agreement. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

The senior credit facility requires us to notify our lenders of a material adverse change in our business. Failure to timely notify our lenders of a material adverse change would be an event of default under the Credit Agreement permitting our lenders to accelerate the loan. Notice to our lenders of a material adverse change does not create an event of default under the Credit Agreement. However, our lenders are not required to advance further funds under such circumstances. As of December 31, 2002, we were in compliance with these covenants.

We also have $202.7 million of subordinated notes outstanding, excluding the discount of $2.8 million and accrued PIK interest of $3.7 million, which are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually, until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. During the year ended December 31, 2002, $24.5 million in PIK interest accreted to principal. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

Cash Flows. We have incurred significant operating and net losses since our inception. We expect to continue to experience operating losses as we continue to penetrate our markets. As of December 31, 2002, we had an accumulated deficit of $982.6 million. Net cash used in operating activities was approximately $55.1 million, $126.6 million and $69.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used for operating activities for the year ended December 31, 2002 was due to net loss from operations, net interest paid in cash of $32.4 million, and negative working capital changes (net of restructuring charges and specific bad debt reserves) of $8.1 million. Net interest paid in cash decreased approximately 38.6% from 2001 due to the full year impact of PIK interest on the subordinated notes. The decline in working capital changes from 2001 was the result of a decline in current liabilities as cost saving initiatives implemented during 2002 were realized, and an increase in gross accounts receivable created by strong business growth and slowed collections from distressed carriers.

Net cash provided by financing activities was $97.6 million, $18.4 million and $728.8 million for the years December 31, 2002, 2001 and 2000, respectively. Net cash provided by financing activities for the years ended December 31, 2002 and 2001 was related to net borrowings under our senior credit facility and payments of related financing costs. This funding was used to support operating losses incurred during the completion of the build-out phase of our business strategy in 2001, and to support our business growth in 2002 as we focused on client retention and cost saving initiatives. Net cash provided by financing activities for the year ended December 31, 2000 was related to $396.0 million of net borrowings under the senior credit facility and subordinated debt facility, $347.9 million of equity contributions, including the issuance of Series A preferred stock, and $14.6 million of payments of financing costs related to the senior credit and subordinated debt facility.

Net cash used for investing activities for the year ended December 31, 2002 was $27.5 million, which was primarily related to capital expenditures in support of the growth in our existing markets. We realized proceeds from the sale of various corporate assets of approximately $1.0 million. Net cash used for investing activities for the year ended December 31, 2001 was $59.0 million which was due to expansion of our existing markets, expansion into new markets, addition of capacity to support incremental growth in several of our early markets and collocation sites acquired from FairPoint Communications Solutions Corp. in December 2001. Net cash used for investing activities for the year ended December 31, 2000 was $489.3 million, which was due to capital expenditures for market expansion and central office collocations. It was also due to the acquisitions of US Xchange in August 2000 and EdgeNet in February 2000 for net cash consideration of $324.6 million and $1.9 million, respectively.

Capital Requirements. Capital expenditures were $28.5 million, $85.1 million and $119.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. We expect that our capital expenditures will continue on a declining basis in future periods, as we are fully operational in all of our markets.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS, LONG-TERM MATURITIES, AND CERTAIN EQUITY SECURITIES

The following table summarizes anticipated debt maturities, contractual lease obligation payments and preferred stock redemptions for the years shown as of December 31, 2002:


                                                                                          There-
                            2003         2004         2005         2006        2007       after         Total
                            ----         ----         ----         ----        ----   -  -----         -----
Operating leases........  $ 8,042      $ 7,436      $ 6,778      $ 6,615    $ 6,555     $ 12,041         $ 47,467
Network Commitments.....    2,500        2,500        2,500          124         --           --            7,624
Long-term debt..........       --       12,194       32,196       60,321     68,759      429,371          602,841
Capital leases..........    2,681        3,134        3,105        3,107      3,109       45,015           60,151
Restructuring costs.....    1,695          390          399          415        424        1,398            4,721
Redeemable preferred
 stock.................        --           --           --           --         --      278,940          278,940
                            -----        -----        -----        -----      -----        -----           ------
Total obligations....... $ 14,918      $25,654      $44,978      $70,582   $ 78,847    $ 766,765       $1,001,744
                         ========      =======      =======      =======   ========    =========       ==========


We maintain a master facilities agreement with FiberTech, LLC ("FiberTech"), a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides us with a 20-year IRU fiber, without electronics, in 13 of our market cities. Our commitment under this agreement could be up to $79.0 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement. For the year ended December 31, 2002, we paid FiberTech $0.3 million and amounts owed to FiberTech were $30.6 million. The amounts owed to FiberTech, as stated, are the present value of the future minimum lease payments.

We also maintain a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. The 20-year IRU was acquired as part of the acquisition of US Xchange. A shareholder of RVP Fiber L.L.C. is also a shareholder of the Company, and has the right to appoint one representative to the board of directors of the Company, pursuant to the merger agreement with US Xchange, LLC.

Morgan Stanley Capital Partners, a related party to us, purchased 200,000 shares of our Series A senior cumulative preferred stock on August 1, 2000. Morgan Stanley Capital Partners is also a lender of our Term C loan.

Morgan Stanley Senior Funding, a related party to us, was sole lead arranger and one of the lenders for our subordinated notes and was one of the lenders for our senior credit facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2002 and 2001, the carrying value of our debt obligations, excluding obligations under capital leases for indefeasible rights to use fiber, was $595.9 million and $473.4 million, respectively. At December 31, 2002, $204.8 million was variable rate debt. The fair value of those obligations at December 31, 2002 and 2001 was $602.4 million and $485.5 million, respectively. The changes in value are due to net borrowings of $100.4 million and interest payable in-kind which accreted to principal of $25.5 million, and changes in related interest rates. The weighted average interest rate of our debt obligations at December 31, 2002 and 2001 was 8.21% and 10.17%, respectively. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at December 31, 2002 would result in an increase in the fair value of our fixed rate debt by approximately $10.3 million.

A hypothetical increase of approximately 100 basis points from prevailing interest rates at December 31, 2002, would result in an approximate increase in cash required for interest on our variable rate debt during the next two fiscal years of $2.1 million per year, declining to $2.0, $1.7 and $1.2 million in the third, fourth and fifth years, respectively.

As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swaps were employed as a requirement under our Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit us from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. At December 31, 2002, the weighted average pay rate for the interest rate swap agreement was 6.29% and the average receive rate was 1.88%.

At December 31, 2002, we had interest rate swap agreements for an aggregate notional amount of $187.5 million. Based on the fair value of the interest rate swaps at December 31, 2002, it would have cost us $19.3 million to terminate the agreements. A hypothetical 100 basis point decrease in the floating spot rate would increase the cost to terminate the agreement by approximately $4.2 million.

In a declining interest rate market, the benefits of the hedge position are minimized, however, we continue to monitor market conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. We adopted this standard on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our financial condition or results of operations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". We adopted this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. We completed the required impairment evaluation of goodwill in conjunction with the adoption of SFAS No. 142 in March 2002. Based on an analysis that considered the future cash flows of the company and market capitalization information, the evaluation noted no impairment of goodwill at that time.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. We adopted this standard on January 1, 2003. The adoption did not have a material impact on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. We adopted this standard effective January 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which related to extinguishment of debt. It rescinds FASB No. 44, which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. We adopted this standard on April 1, 2002. The adoption did not have a material impact on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard amends Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We adopted this standard on January 1, 2003. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation". This statement provides alternative methods of transition for voluntary changes to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We anticipate implementing this standard as of January 1, 2003, and are currently evaluating the potential impact on our financial condition and results of operations. Pursuant to SFAS No. 148, we plan to adopt the financial statement measurement and recognition provisions of SFAS No. 123 effective January 1, 2003. Under SFAS No. 123, on a prospective basis, we will recognize compensation expense for the fair value of all stock options granted after December 31, 2002, which may increase the amount of compensation expense recognized by a material amount. The amount of compensation expense recognized in future periods will be based on future transactions.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of the disclosure requirements of FIN No. 45 resulted in no additional disclosures. Our adoption of the remaining provisions of FIN No. 45 is not expected to have a material impact on our financial condition.

On January 17, 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. Our adoption of the disclosure requirements of FIN No. 46 resulted in no additional disclosures. Our adoption of the remaining provisions of FIN No. 46 is not expected to have a material impact on our financial condition, results of operations or cash flows.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements with supplementary data are included under Item 15(a).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 8, 2002, our Audit Committee dismissed Arthur Andersen LLP ("Andersen") as our independent auditor and engaged PricewaterhouseCoopers LLP ("PWC") to serve in that capacity effective July 8, 2002.

Andersen's reports on our financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000, and through the date of Andersen's dismissal, there were (1) no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements; and
(2) no reportable events, as described in Item 304(a)(1)(v) of the SEC's Regulation S-K.

During the two most recent fiscal years and through the date of PWC's appointment, the Company did not consult PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and
(ii) of the SEC's Regulation S-K.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding our directors and nominees is incorporated in this report by reference from certain sections of our definitive proxy statement for our 2002 annual meeting of stockholders, which will be filed with the SEC no later then April 30, 2003. You will find our responses to this
Item 10 in the sections titled "Elections of Directors". The information required by this Item 10 regarding our executive officers and other key personnel is included under Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant".


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

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation within 90 days prior to the date of the filing of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Choice One Communications Inc., with the participation and assistance of our management, concluded that our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no significant changes in our system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      a. Documents filed as a part of this report.

         1.       Financial Statements

                  See Index to Financial Statements on page 50.

         2.       Financial Statement Schedules

                  See Index to Financial Statements on page 50.

         3.       Exhibits

                  See Index to Exhibits on page 85.


      b. Reports on Form 8-K.

         On October 4, 2002, we filed a report on Form 8-K/A (Amendment No. 1) to disclose changes made to the Current Report on Form 8-K of Choice One Communications Inc. filed with the SEC on September 27, 2002 to (1) correct a typographical error related to the number of warrants issued to those lenders under the Term C loan facility who are also lenders under the Bridge Agreement and (2) further clarify the events that could cause the warrants issued to the lenders under the Bridge Agreement to become exercisable.


         On October 4, 2002, we filed a report on Form 8-K to announce that we had requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination regarding the continued listing of our common stock on the Nasdaq National Market.


         On October 16, 2002, we filed a report on Form 8-K to announce our intention to exit the Ann Arbor and Lansing, Michigan market and record a restructuring charge for costs arising as a result of this decision.



                                                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                       Page
CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
Report of Independent Accountants - December 31, 2002.............................................................      51
Report of Independent Public Accountants - December 31, 2001......................................................      52
Consolidated Balance Sheets as of December 31, 2002 and 2001......................................................      53
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000........................      54
Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity for the years ended December
   31, 2002, 2001 and 2000 .......................................................................................      55
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000........................      57
Notes to Consolidated Financial Statements........................................................................      58
Schedule II-Valuation and Qualifying Accounts.....................................................................      81


                        Report of Independent Accountants


To the Board of Directors and Shareholders of Choice One Communications Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Choice One Communications Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Choice One Communications Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in
Note 7, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 19, 2002 (except with respect to the matter discussed in Note 19 of the financial statements as of December 31, 2001, as to which the report was dated March 31, 2002).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements of Choice One Communications Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 7. In our opinion, the transitional disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.


/s/PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Rochester, New York
March 27, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REFERENCES TO NOTE 3 AND 19 IN THE FOLLOWING REPORT REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS IN THE COMPANY'S FORM 10-K DATED DECEMBER 31,2001.

AS DISCUSSED IN NOTE 7, CHOICE ONE COMMUNICATIONS INC. HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS". THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

                                           /S/ ARTHUR ANDERSEN LLP


Rochester, New York
March 19, 2002 (except with respect to the matter discussed in Note 19, as to which the date is March 31, 2002)



                                           CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                  As of December 31, 2002 and 2001
                                       (Amounts in thousands, except share and per share data)

                                                                                              2002            2001
                                                                                              ----            ----
                                          ASSETS
Current Assets:
     Cash and cash equivalents........................................................     $   29,434      $   14,415
     Accounts receivable (net of allowance for doubtful accounts of
       $13,583 and $3,289 at December 31, 2002 and 2001)..............................         43,215          40,239
     Prepaid expenses and other current assets........................................          2,298           1,910
                                                                                               ------          -------
         Total current assets.........................................................         74,947          56,564

Property and equipment, net of accumulated depreciation...............................        336,711         361,768

Goodwill, net of accumulated amortization.............................................            -           282,905
Intangible assets, net of accumulated amortization....................................         47,479          58,922
Other assets, net.....................................................................          4,813           4,219
                                                                                               ------         --------
Total assets..........................................................................      $ 463,950       $ 764,378
                                                                                             ========         ========
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber...........      $     461       $     310
     Accounts payable.................................................................         14,717          12,629
     Accrued expenses.................................................................         58,381          49,962
                                                                                               ------         --------
         Total current liabilities....................................................         73,559          62,901

Long-term debt (net of unamortized discount of $6,900 and $3,286 at ..................       595,941          473,432
     December 31, 2002 and 2001)......................................................
Interest rate swaps....................................................................        19,308          13,484
Long-term portion of capital leases for indefeasible rights to use fiber...............        31,968          12,550
Other long-term liabilities............................................................         3,581               -
                                                                                               ------         --------
Total long-term debt and other liabilities.............................................       650,798         499,466

Commitments and Contingencies (Note 19)
Redeemable Preferred Stock:
     Series A Preferred stock, $0.01 par value, 340,000 shares authorized;
     251,588 and 200,000 shares issued and outstanding, at December 31, 2002 and
     2001, respectively,
     ($296,551 liquidation value at December 31, 2002, inclusive of accrued dividends of      243,532         200,780
     $27,352) .........................................................................

Stockholders' (Deficit)/Equity:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding....................................           -               -
     Common stock, $0.01 par value, 150,000,000 authorized; 42,478,396 and 40,431,583
       shares issued as of December 31, 2002 and 2001, respectively....................           425             404
     Treasury stock, 135,415 and 132,328 shares, at cost, at
       December 31, 2002 and December 31, 2001, respectively...........................          (473)           (480)
     Additional paid-in capital........................................................       498,439         534,859
     Deferred compensation.............................................................          (391)        (16,896)
     Accumulated other comprehensive loss..............................................       (19,308)        (13,484)
     Accumulated deficit...............................................................      (982,631)       (503,172)
                                                                                               ------         --------
     Total stockholders' (deficit)/equity..............................................      (503,939)           1,231
                                                                                              -------         --------
     Total liabilities and stockholders' (deficit)/equity..............................    $  463,950     $   764,378
                                                                                            =========         ========

                                    The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For years ended December 31, 2002, 2001, and 2000

             (Amounts in thousands, except share and per share data)


                                                                                 2002        2001           2000
                                                                                 ----        ----           ----
Revenue                                                                       $290,780      $181,598  $    68,082
Operating expenses:
     Network costs.....................................................        163,887       120,923       56,182
     Selling, general and administrative, including non-cash deferred compensation of $5,050, $8,406 and $6,973 in 2002, 2001 and 2000,
       respectively, and non-cash management ownership allocation charge of
       $10,915, $24,017 and $83,554 in 2002, 2001, and 2000,
       respectively....................................................        173,595       168,295      173,197
     Restructuring costs...............................................          5,282           -            -
     Impairment loss on long-lived assets..............................        294,524           -            -
     Loss on disposition of assets.....................................            733           801          -
     Depreciation and amortization.....................................         71,046        89,144       41,003
                                                                              --------      --------     --------
     Total operating expenses..........................................        709,067       379,163      270,382
                                                                               -------       -------      -------
Loss from operations...................................................       (418,287)     (197,565)    (202,300)
Other income/(expense):
     Interest and other income.........................................            412         4,871        2,111
     Interest expense..................................................        (61,584)      (56,077)     (16,663)
                                                                             ----------    ----------   ----------
         Total other income/(expense), net.............................        (61,172)      (51,206)     (14,552)
                                                                             ----------    ----------   ----------
Net loss ..............................................................       (479,459)     (248,771)    (216,852)
     Accretion of preferred stock......................................          8,802         7,007        2,393
     Accrued dividends on preferred stock..............................         35,860        31,250        11,830
                                                                           -----------   -----------  ------------
Net loss applicable to common stockholders.............................      $(524,121)    $(287,028)  $  (231,075)
                                                                             ==========    ==========  ===========

Net loss per share, basic and diluted..................................    $    (11.50)    $   (7.23)$       (7.11)
                                                                           ============    ==========   ==========

Weighted average number of shares outstanding, basic and diluted.......     45,582,855    39,676,218    32,481,307
                                                                            ==========    ==========    ==========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                      -54-


                                           CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                        For the years ended December 31, 2002, 2001 and 2000

                                              (Amounts in thousands, except share data)


                                Redeemable Preferred
                                      Stock        Common Stock                                       Accumulated
                                      -----        ------------      Treasury  Additional               Other
                                                     Shares           Stock     Paid-In   Deferred   Comprehensive Accumulated
                                  Shares Amount  Outstanding Amount   Amount    Capital   Compensation   Loss       Deficit   Total
                                  ------ ------  ----------- ------   ------    -------   ------------   ----       -------   -----
Balance, December 31, 1999......     -       -  22,022,256      220        -    72,454     (8,401)         -      (37,549)  26,724
   Issuance of common stock...       -       -   9,014,488       91        -   150,451          -          -            -  150,542
   Conversion of promissory
    note to common stock........     -       -     132,148        1        -     2,399          -          -            -    2,400
   Deferred compensation........     -       -     535,296        5        -    15,789    (15,794)         -            -        -
   Management ownership
    allocation charge...........     -       -           -        -        -   119,866   (119,866)         -            -        -
   Amortization of deferred
    compensation................     -       -           -        -        -         -     90,527          -            -   90,527
   Issuance of common stock
    for business acquisition....     -       -   6,207,663       62        -   171,021          -          -            -  171,083
   Issuance of Series A
    preferred stock and
    warrants...................200,000 148,300           -        -        -    49,353          -          -            -   49,353
   Accretion of preferred
   stock.......................      -   2,393           -        -        -    (2,393)         -          -            -   (2,393)
   Accrued dividends on
    preferred stock...........       -  11,830           -        -        -   (11,830)         -          -            -  (11,830)
   Acquisition of treasury
   shares......................      -       -     (68,197)       -     (216)     (135)       327          -            -      (24)
   Net loss and
    comprehensive loss........       -       -           -        -        -         -          -          -     (216,852)(216,852)
                                ------ -------    -------   -------  -------   -------    -------    -------     -------- --------
Balance, December 31, 2000     200,000 162,523  37,843,654      379     (216)  566,975    (53,207)         -     (254,401) 259,530
     Exercise of stock options       -       -      20,056        -        -       107          -          -            -      107
     Management ownership
      allocation charge.......       -       -           -        -        -         -     24,017          -            -   24,017
     Amortization of deferred
      compensation...........        -       -           -        -        -         -      8,406          -            -    8,406
     Issuance of detachable
         warrants.............       -       -           -        -        -     3,366          -          -            -    3,366
     Issuance of common stock
      for asset acquisition...       -       -   2,500,000       25        -     8,750          -          -            -    8,775
     Accretion of preferred
     stock....................       -   7,007           -        -        -    (7,007)         -          -            -   (7,007)
     Accrued dividends on
      preferred stock........        -  31,250           -        -        -   (31,250)         -          -            -  (31,250)
     Acquisition of treasury
     shares..................        -       -     (64,455)       -     (264)   (3,882)     3,888          -            -     (258)
     Issuance of executive
      loans..................        -       -           -        -        -    (2,200)         -          -            -   (2,200)
     Net loss................        -       -           -        -        -         -          -          -     (248,771)(248,771)
     Change in fair value of
      interest rate swaps...         -       -           -        -        -         -          -    (13,484)           -  (13,484)
                                                                                                                          --------
     Comprehensive loss.....         -       -           -        -        -         -          -          -            - (262,255)
                                ------ -------    -------   -------  -------   -------    -------    -------     -------- --------
Balance at  December 31, 2001  200,000 200,780  40,299,255      404     (480)  534,859    (16,896)   (13,484)    (503,172)  1,231

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                                           CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY,
                                                             continued

                                        For the years ended December 31, 2002, 2001 and 2000

                                              (Amounts in thousands, except share data)



                                Redeemable Preferred
                                --------------------
                                      Stock        Common Stock                                      Accumulated
                                      ----         -----------      Treasury   Additional               Other
                                                     Shares           Stock     Paid-In   Deferred   Comprehensive Accumulated
                                Shares   Amount Outstanding  Amount   Amount    Capital   Compensation   Loss       Deficit    Total
                                ------   -----  -----------  ------   ------    -------   ------------   ----       -------    -----
Balance at December 31, 2001.. 200,000  200,780 40,299,255      404     (480)  534,859    (16,896)   (13,484)    (503,172)   1,231
     Issuance of dividends
      and warrants related
      to  Series A preferred
      stock..................   51,588   (1,910)        -        -        -     1,910          -          -            -    1,910
     Management ownership
      allocation charge.....         -        -          -        -        -         -      5,050          -            -    5,050
     Amortization of deferred
      compensation.........          -        -          -        -        -         -     10,915          -            -   10,915
     Forfeiture of stock
         options............         -        -          -        -        -      (455)       572          -            -      117
     Issuance of Term C loan
      detachable
      warrants...............        -        -          -        -        -     4,297          -          -            -    4,297
     Issuance of common stock
      for asset acquisition....      -        -  1,040,000       11        -     1,897          -          -            -    1,908
     Issuance of common stock
      for employer 401(k)
      contributions..........        -        -  1,006,813       10        -       667          -          -            -      677
     Accretion of preferred
     stock..................         -    8,802          -        -        -    (8,802)         -          -            -   (8,802)
     Accrued dividends on
      preferred stock.......         -   35,860          -        -        -   (35,860)         -          -            -  (35,860)
     Acquisition of treasury
      shares................        -         -    (3,087)       -        7       (92)       (32)         -            -     (117)
     Refund of excess equity
      filing fees..........         -         -          -        -        -        18          -          -            -       18
     Net loss..............          -        -          -        -         -        -          -          -     (479,459)(479,459)
     Change in fair value of
      interest rate swaps..          -        -          -        -        -         -          -     (5,824)           -   (5,824)
                                                                                                                           ---------
     Comprehensive loss......        -        -          -        -        -         -          -          -            - (485,283)
                               -------  -------  ---------   -------  -------   -------    -------    -------     -------- --------
Balance, December 31, 2002     251,588 $243,532 42,342,981   $  425  $  (473) $498,439     $ (391 )$ (19,308)   $(982,631)$(503,939)
                               ======= ======== ==========  =======  =======  ========     =======  =========   =========  =========

                                     The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                                           CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For years ended December 31, 2002, 2001 and 2000

                                                       (Amounts in thousands)


                                                                                    2002                2001              2000
                                                                                    ----                ----              ----
Cash flows from operating activities:
Net loss................................................................        $ (479,459)        $ (248,771)        $  (216,852)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Loss on disposition of assets.......................................               733                801                  -
    Impairment loss on long-lived assets................................           294,524                 -                   -
    Depreciation and amortization.......................................            71,046             89,144              41,003
    Interest payable in-kind on long-term debt..........................            25,944              3,413                  -
    Amortization of deferred financing costs............................             4,500              3,615               1,860
    Amortization of discount on long-term debt..........................               683                 80                  -
    Deferred compensation and management ownership allocation charge                15,965             32,423              90,527
    Changes in assets and liabilities:
       Increase in accounts receivable, net.............................            (2,976)           (16,454)             (9,554)
       (Increase)/decrease in prepaid expenses and other current assets.              (412)             3,003              (3,147)
       (Increase)/decrease in other long-term assets....................              (420)            (2,767)                703
       Increase in accounts payable.....................................             2,088             10,789               2,323
       Increase in accrued restructuring costs..........................             4,721                 -                   -
       Increase/(decrease) in accrued expenses..........................             7,953             (1,911)             23,533
                                                                                   -------            -------             -------
          Net cash used in operating activities.........................           (55,110)          (126,635)            (69,604)
                                                                                   -------            -------             -------

Cash flows from investing activities:
    Capital expenditures................................................           (28,526)           (85,051)           (119,400)
    Proceeds from sale of assets........................................             1,012                 -                   -
    Purchase of investments.............................................                -              (2,199)            (11,545)
    Proceeds from sale of investments...................................                -               9,801                  -
    Decrease/(increase) in restricted cash..............................                -              30,000             (30,000)
    Purchase of accounts receivable.....................................                -              (3,518)                 -
    Cash payments for acquisition of business, net of cash acquired.....                -                  -             (328,335)
                                                                                   -------            -------             -------
       Net cash used in investing activities............................           (27,514)           (50,967)           (489,280)

Cash flows from financing activities:
       Additions to long-term debt......................................           199,075             62,000             620,125
       Principal payments of long-term debt.............................           (98,700)           (35,695)           (224,625)
       Proceeds from capital contributions and issuance of common stock                 -                 107             150,276
       Repurchase of treasury stock.....................................                -                 (12)                (24)
       Proceeds from issuance of Series A preferred stock...............                -                  -              197,655
       Payments under long-term capital leases for indefeasible rights
       to use fiber.....................................................              (350)               (57)                 -
       Payments of financing costs......................................            (2,382)            (7,899)            (14,565)
                                                                                   -------            -------             -------
Net cash provided by financing activities...............................            97,643             18,444             728,842
                                                                                   -------            -------             -------
Net increase/(decrease) in cash and cash equivalents....................            15,019           (159,158)            169,958

Cash and cash equivalents, beginning of period..........................            14,415            173,573               3,615
                                                                                   -------            -------             -------
Cash and cash equivalents, end of period................................        $   29,434         $   14,415         $   173,573
                                                                                   =======          =========             =======


                                     The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002
             (Amounts in thousands, except share and per share data)


NOTE 1.       DESCRIPTION OF BUSINESS

Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services, including high-speed and internet services. The Company, incorporated under the laws of the State of Delaware on June 2, 1998, provides these services primarily to small and medium-sized businesses in 29 second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, high-speed data and Internet services, and web hosting and design services. The Company seeks to become the leading integrated communications service provider in each market by offering a single source for competitively priced, high quality, customized telecommunications services.


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include all accounts of Choice One Communications Inc. and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.


Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. The carrying value of the cash equivalents approximates fair value.


Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers and carriers to make required payments. If the financial condition of the Company's customers and the carriers were to further deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required resulting in additional expense to the Company and affecting its results of operations.


Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the Company's markets; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. In addition, a significant portion of revenue is generated from carriers whose ability to pay is dependent on economic conditions, among other carrier specific factors. The Company has no significant concentration of credit risk within its accounts receivable. As of and for the year ended December 31, 2002, no customers represented more than 10% of the Company's accounts receivable or revenue.

The Company leases its transport capacity from a limited number of suppliers and is dependent upon the availability of transmission facilities owned by these suppliers. The Company is vulnerable to the risk of being unable to renew favorable supplier contracts, and

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


the supplier not timely processing orders for the Company's customers. The Company is at risk with respect to regulatory agreements that govern rates charged by the suppliers.

Prepaid Expenses and Other Current Assets


Prepaid expenses and other current assets include prepaid rent, insurance, software maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the life of the underlying agreement.


Property and Equipment


Property and equipment includes switch equipment, computer equipment and software, office furniture and equipment, indefeasible rights to use fiber ("IRU"), construction-in-progress and leasehold improvements. These assets are stated at cost, which includes direct costs, capitalized labor and capitalized interest. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

         Switch equipment........................................... 10 years
         Computer equipment and software............................ 3-5 years
         Office furniture and equipment............................. 3-7 years
         IRU........................................................ 20 years

Depreciation of switch equipment begins once the switches are placed in service. Constructions in progress costs relate to projects to acquire, install and make operational various network components. Direct labor costs, monthly recurring costs of the collocations, and interest costs incurred in connection with the installation and construction of certain equipment are capitalized until such equipment becomes operational. These costs are then amortized over the life of the related asset.

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the related lease term. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance costs are expensed as incurred.


Included in property and equipment are leases for IRUs which have been capitalized. The present value of the minimum lease payments is recorded as a liability. Amortization on the capitalized IRUs is computed on the straight-line method over 20 years.

Intangibles and Other Assets

Intangible assets primarily consist of customer relationships, deferred financing costs and other assets. Intangible assets also included goodwill until it was determined that it was fully impaired during the three months ended June 30, 2002.

Customer relationships represent the fair value of the customer relationships obtained through acquisitions and are being amortized using the straight-line method over the estimated useful life of five years.


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

Goodwill represented the excess purchase price over the fair value of net assets acquired and was being amortized using the straight-line method over the estimated useful life of ten years through December 31, 2001. In January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized. The standard also requires that goodwill be subject to at least an annual assessment for impairment through the application of a fair value-based test.

Derivative Financial Instruments

The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk and are not held for trading purposes. The Company adopted SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The effect of the adoption was recorded in accumulated other comprehensive loss for $6.0 million. Note 11, Derivative Instruments, provides additional details on the Company's hedging activities.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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


Deferred Compensation

The Company recognizes deferred compensation for the difference between the fair market value of the Company's stock and the price at which such stock has been sold to management employees since the formation of the Company, for the difference between fair market value of the Company's stock and the exercise price of certain options granted, and for restricted shares issued to employees. The deferred compensation charge and management allocation charges included in deferred compensation on the consolidated balance sheets are amortized over the period in which the employee earns the right to sell the stock at market value or, in the case of options and restricted stock, over the vesting period.

Fair Value of Financial Instruments

Financial instruments are disclosed in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses: The carrying value approximates fair value because of the relatively short maturities of these instruments.

Long-term debt: The fair value of variable interest rate debt is approximately equal to its carrying value. The fair value of fixed rate debt is based on the current weighted average interest rates available to the Company for debt with similar maturities.


Interest rate swap agreements: The fair value of swap agreements is based on quoted market prices for similar instruments.


The carrying values, notional amounts and related estimated fair values for the Company's financial instruments are as follows:

                                                     2002                                2001
                                                     ----                                ----
                                      Carrying Value/                    Carrying Value/      Fair
                                      Notional Amount     Fair Value     Notional Amount      Value
                                      --------------      ----------     ---------------      ------
  Long-term debt                         $ 595,941       $ 602,432          $ 473,432       $ 488,505
  Interest rate swap agreements          $ 187,500       $  (19,308)        $ 187,500       $ (13,484)


Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which requires comprehensive income and its components to be presented in the financial statements. During 2002 and 2001, the Company had other comprehensive loss associated with the fair value of interest rate swaps. During 2000, the Company had no other comprehensive income components; therefore, comprehensive loss was the same as net loss for that period.

Net Loss per Common Share

The Company calculates net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. No reconciliation of basic and diluted is needed, as the effect of dilutive securities would be anti-dilutive. The Company had options and warrants to purchase 8,756,357, 8,010,087 and 4,391,260 shares outstanding at December 31, 2002, 2001, and 2000, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenue Recognition

Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided in accordance with GAAP and SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. The Company recognizes revenue from switched access and reciprocal compensation based on actual usage and applicable rates per minute of usage, adjusted for management's assessment of reasonable collectibility. Certain judgments and estimates in measuring revenue and assessing the reasonable assurance of collectibility, including regulatory interpretations and legal challenges, may affect the Company's results of operations.

Network Costs

The liability for network costs is incurred to provide telecommunication services to our customers and is recognized in the period in which the service is utilized. Network costs include lease costs and costs of originating and terminating calls incurred through third party providers and are expensed in the period in which service is utilized. There is considerable judgment and estimation of these costs based on line and circuit counts, estimated usage, active collocation sites, contractual interpretations, and regulatory interpretations and anticipated changes. Differences between actual and estimated amounts may affect the Company's results of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The determination of the value and any subsequent impairment of the Company's remaining long-lived assets requires management to make estimates and assumptions that may affect its consolidated financial statements. Factors that may affect the recoverability of the Company's long-lived assets, include shifts or reductions in the Company's client base, adverse changes in its expected future cash flows and changes in its borrowing amounts and market interest rates.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company applies the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to its stock option plans. These plans are more fully described in Note 14.

In accordance with APB No. 25, the compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.

The Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the "disclosure-only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Had compensation cost for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amount indicated below for the years ended December 31, 2002, 2001, and 2000.


                                                                                       2002         2001         2000
                                                                                       ----         ----         ----
         Net loss as reported................................................     $ (479,459)  $ (248,771)  $ (216,852)
         Stock-based employee compensation expense included in reported
          net loss, net of related tax effects..............................           1,106        1,322        1,860
         Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
          tax effects                                                                (13,515)     (11,088)      (5,688)
                                                                                     -------      -------      -------
         Net loss pro forma..................................................     $ (491,868)  $ (258,537)  $ (220,680)
                                                                                    ========    =========     ========

Net loss per share, basic and diluted:
                                                                                       2002         2001        2000
                                                                                       ----         ----        ----
         As reported.........................................................       $ (11.50)     $ (7.23)    $  (7.11)
         Pro forma............................................................      $ (11.77)     $ (7.48)    $  (7.23)



                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 3.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This standard eliminates the pooling of interests method of accounting for business combinations and requires the purchase method of accounting for business combinations. The standard is effective for acquisitions initiated after June 30, 2001. We adopted this standard on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's financial condition or results of operations.


In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". The Company adopted this standard on January 1, 2002. Under SFAS No. 142, goodwill and acquired intangible assets with indefinite lives will no longer be amortized but will be subject to at least an annual assessment for impairment through the application of a fair value-based test. The Company completed the required impairment evaluation of goodwill in conjunction with the adoption of SFAS No. 142 in March 2002. Based on an analysis that considered the future cash flows of the Company and market capitalization information, the evaluation noted no impairment of goodwill at that time.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company will adopt this standard effective January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard effective January 1, 2002. The adoption did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This standard rescinds FASB No. 4 and an amendment to that Statement, FASB No. 64, which related to extinguishment of debt. It rescinds FASB No. 44, which related to accounting for intangible assets of motor carriers. This standard also amends FASB No. 13 as it relates to certain sale-leaseback transactions. The Company adopted this standard on April 1, 2002. The adoption did not have a material impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard amends Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company will adopt this standard effective January 1, 2003. The adoption of this standard is not expected to have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation". This statement permits two additional transition methods for entities to apply when implementing the fair value recognition provisions of SFAS No. 123. The standard also establishes new disclosure requirements and requires prominent display of such disclosures. The standard is effective for financial statements for fiscal years ending after December 31, 2002, with early application permitted. The Company will adopt this standard effective January 1, 2003, and is currently evaluating the potential impact on its financial condition and results of operations. Pursuant to SFAS No. 148, the Company plans to adopt the financial statement measurement and recognition provisions of SFAS No. 123 effective January 1, 2003. Under SFAS No. 123, on a prospective basis, the Company will recognize compensation expense for the fair value of all stock options granted after December 31, 2002, which may increase the amount of compensation expense recognized by a material amount. The amount of compensation expense recognized in future periods will be based on future transactions.


In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual f

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

inancial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's adoption of the disclosure requirements of FIN No. 45 resulted in no additional disclosures. The adoption of the remaining provisions of FIN No. 45 is not expected to have a material impact on the Company's financial condition.

On January 17, 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The Company's adoption of the disclosure requirements of FIN No. 46 resulted in no additional disclosures. The Company's adoption of the remaining provisions of FIN No. 46 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.


NOTE 4.       ACQUISITIONS

In August 2000, the Company acquired US Xchange, Inc. ("US Xchange"), a corporation headquartered in Grand Rapids, Michigan, which was engaged in the business of providing integrated communications services within the midwest, primarily in third tier cities. The purchase price was approximately $324.6 million in net cash and 6.2 million shares of common stock issued to the sole shareholder. The net cash consideration paid consisted of $303.0 million disbursed upon closing and $21.6 million disbursed prior to and subsequent to the closing date in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of US Xchange have been included in the Company's consolidated financial statements since the acquisition date.

The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with any excess reflected as goodwill. Customer relationships of $48.5 million and property and equipment consisting of an indefeasible right to use fiber of $34.3 million are being amortized on a straight-line basis over 5 years and 20 years, respectively. Goodwill of $319.3 million was being amortized on a straight line basis over its 10 year life through December 31, 2001, and was subsequently written off at June 30, 2002, when it was determined that the remaining goodwill was fully impaired as described in Note 7 to the consolidated financial statements.

The assets and liabilities of US Xchange have been recorded at their fair values. In connection with the acquisition, liabilities assumed and cash paid were as follows:

Fair value of assets acquired, including cash acquired............    $ 536,875
Less-liabilities assumed..........................................       12,060
                                                                         ------
Total consideration paid..........................................      524,815
Less-cash acquired................................................       29,086
Less-common stock issued..........................................      171,083
                                                                        -------
Net cash paid for acquisition.....................................    $ 324,646
                                                                       =========

On February 24, 2000, the Company acquired EdgeNet, Inc. ("EdgeNet"), a corporation based in Buffalo, New York, which was engaged in the business of providing Internet home page design and development. The purchase price was approximately $4.3 million, consisting of approximately $1.9 million in cash and 132,148 shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of EdgeNet, Inc. have been included in the Company's consolidated financial statements since the acquisition date. The purchase price was allocated based upon the fair value of the assets acquired and liabilities assumed with the excess reflected as goodwill of $3.5 million. This goodwill was being amortized on a straight-line basis over 10 years through December 31, 2001, and was subsequently written off at June 30, 2002 when it was determined that the remaining goodwill was fully impaired as described in Note 7 to the financial statements.

In connection with the acquisition, liabilities assumed and cash paid were as follows:


         Fair value of assets acquired, including cash acquired.....  $   4,397
         Less-liabilities assumed...................................        134
                                                                         -------
         Total consideration paid...................................      4,263
         Less-cash acquired.........................................          1
         Less-amounts borrowed......................................      2,400
                                                                         -------
         Net cash paid for acquisition..............................  $   1,862
                                                                         =======

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5.       UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma condensed results of operations combine the operations of the Company with those of US Xchange acquired in August 2000. The unaudited pro forma condensed results of operations are presented after giving effect to certain adjustments for depreciation, amortization of intangible assets, interest expense on the acquisition financing and non-cash deferred compensation charge on restricted shares of common stock issued in connection with the US Xchange acquisition in August 2000. The acquisition was accounted for using the purchase method of accounting.

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

                                                           Pro Forma Year Ended
                                                            December 31, 2000
                                                            -----------------

Revenue.........................................              $    94,927
Loss from operations............................               $ (262,147)
Net loss........................................               $ (284,454)
Net loss applicable to common stockholders......               $ (317,146)
Net loss per share, basic and diluted...........            $       (8.89)
Weighted average number of shares
   outstanding, basic and diluted...............                35,672,237


NOTE 6.       PROPERTY AND EQUIPMENT


Property and equipment, at cost, consisted of the following:


                                                               December 31, 2002         December 31, 2001
                                                               -----------------         -----------------

         Switch equipment.....................................     $300,506                     $293,765
         Computer equipment and software......................       55,598                       49,393
         Office furniture and equipment.......................        9,950                       11,203
         Leasehold improvement................................       22,815                       25,585
         IRUs.................................................       67,548                       47,893
         Assets held for use..................................        5,132                           --
         Construction in progress.............................        5,665                        6,309
                                                                   --------                        -----
                Total property and equipment..................      467,214                      434,148
         Less:  accumulated amortization on IRUs..............       (5,452)                      (2,748)
                accumulated depreciation......................     (125,051)                     (69,632)
                                                                 ----------                  -----------
                Property and equipment, net...................    $ 336,711                    $ 361,768
                                                                  =========                    =========



Capitalized labor included in property and equipment was $3.3 million, $3.4 million, and $2.5 million during the years ended December 31, 2002, 2001, and 2000, respectively. Capitalized monthly recurring costs of collocations in property and equipment were not material during the periods presented. Capitalized interest costs associated with borrowings used to finance the construction of long-term assets were not material in 2002, 2001, and 2000. Capitalized leases for IRUs and other equipment included in property and equipment amounted to $33.5 million at December 31, 2002.

Depreciation expense for the years ended December 31, 2002, 2001, and 2000 amounted to $57.6 million, $45.5 million, and $22.0 million, respectively.


In May 2001, the Company approved a plan to abandon the assets related to its Richmond, Virginia market. The writedown of abandoned assets includes equipment and leasehold costs associated with collocating in the facilities of the established telephone company located in the Richmond, Virginia area. The writedown of abandoned assets of $0.8 million is included in the consolidated statement of operations.

During September 2002, the Company committed to a plan to exit its Ann Arbor and Lansing, Michigan market and reduce reliance on certain collocation sites within other markets through network optimization initiatives as described in Note 15 to the consolidated

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

financial statements. In conjunction with the plan, the Company evaluated the related long-lived assets for impairment. The Company recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that will be abandoned, which is reported in impairment loss on long-lived assets on the consolidated statement of operations.

The restructuring plan and related asset impairment also required the Company to evaluate for impairment its equipment held for use. It was determined that a portion of this equipment would not be used. The Company recorded an impairment charge of $4.0 million related to this equipment that will be abandoned which is reported in impairment loss on long-lived assets on the consolidated statement of operations.


NOTE 7.       ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS


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

As outlined in SFAS No. 142, certain intangible assets with a finite life, however, are required to continue to be amortized. The following schedule sets forth the major classes of intangible assets held by the Company:


                                                          December 31, 2002           December 31, 2001
                                                          -----------------           -----------------
Amortized intangibles:

     Customer relationships..........................         $ 53,635                        $  52,285
     Deferred financing costs........................            29,785                          27,769

         Less: accumulated amortization
                  Customer relationships.............           (25,787)                        (15,350)
                  Deferred financing costs...........           (10,154)                         (5,782)
                                                              ---------                     -----------

         Intangible assets, net .....................          $ 47,479                       $  58,922
                                                               ========                       =========

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

         2003............................................    10,727
         2004............................................    10,616
         2005............................................     6,026
         2006............................................       370
         2007............................................       109

Amortization expense was $13.4 million, $45.4 million and $9.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of reported net income for the years ended December 31, 2002, 2001, and 2000 to reflect the adoption of SFAS No. 142 on January 1, 2002, is as follows:



                                                              2002            2001            2000
                                                              ----            ----            ----
Net loss...............................................   $ (479,459)     $ (248,771)      $ (216,852)
   Goodwill amortization...............................           -           33,010           15,275
                                                            --------         --------        ----------
Adjusted net loss......................................     (479,459)       (215,761)        (201,577)
Accretion and accrued dividends on preferred stock.....       44,662          38,257           14,223
                                                            --------         --------        ----------
Adjusted net loss applicable to common stockholders....   $ (524,121)     $ (254,018)      $ (215,800)
                                                            ========        =========        =========

Net loss per share, basic and diluted as reported......     $ (11.50)       $  (7.23)        $  (7.11)
Goodwill amortization per share........................            -            0.83             0.47
                                                            --------         --------        ----------
Adjusted net loss per share, basic and diluted.........     $ (11.50)       $  (6.40)        $  (6.64)
                                                            ========        =========        =========

During the three-months ended June 30, 2002, the Company noted a significant adverse change in the business climate of the Company and the telecommunications industry in general. These circumstances required the Company to perform an interim goodwill impairment test. As a result, the Company recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value of the assets in accordance with SFAS No. 142. In addition, the Company recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the Company's web hosting and design services in accordance with the provisions of SFAS No. 144. Both charges are reported in impairment loss on long-lived assets on the consolidated statement of operations.

A summary of the changes in the Company's net goodwill by reporting unit at December 31, 2002 is as follows:

                                                                           Web Hosting
                                             Telecommunications             and Design            Total
                                             ------------------             ----------            -----

Balance at December 31, 2001..............         $ 280,148                  $ 2,757          $ 282,905

Additions to goodwill.....................                79                      --                  79
Impairment charge.........................          (280,227)                  (2,757)          (282,984)
                                                    ---------                  ------           ---------
Balance at December 31, 2002..............         $      --                  $    --          $     --
                                                    =========                  ======           =========



NOTE 8.       OTHER ASSETS


Other assets consisted of the following:
                                                                   December 31, 2002         December 31, 2001

                  Investment in FiberTech, LLC.....................    $ 3,943                     3,943
                  Other assets, net................................        870                       276
                                                                      --------                 ---------
                                                                       $ 4,813                   $ 4,219
                                                                       =======                   =======

The Company has a minority equity investment in FiberTech, LLC ("FiberTech") which is accounted for using the cost method. FiberTech designs, constructs and leases high performance fiber networks in second and third tier markets in the northeast and mid-atlantic regions of the United States. As a minority investor, the Company has the right to appoint one representative to FiberTech's board of managers, and has a vote in determining the new markets in which FiberTech will develop and build local loops. The Company has a master facilities agreement with FiberTech that provides the Company with a 20-year IRU fiber, without electronics, in 13 of Choice One's market cities.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


NOTE 9.       ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                  December 31, 2002         December 31, 2001
                                                                  -----------------         -----------------

                  Accrued network costs........................          $  33,936                $   32,657
                  Accrued payroll and payroll
                      related benefits.........................              2,883                     2,905
                  Accrued collocation costs....................              5,723                     2,815
                  Accrued interest.............................              1,222                     3,228
                  Accrued restructuring costs..................              1,695                        --
                  Deferred revenue.............................              4,990                        --
                  Other........................................              7,932                     8,357
                                                                       -----------               -----------
                                                                         $  58,381                 $  49,962
                                                                         =========                 =========


During the fourth quarter of 2002, the Company determined that a portion of the revenue related to billings for monthly recurring line charges and calling features ("MRCs") should have been deferred at the end of previous quarterly and annual reporting periods. However, the Company has also determined that the effect of not previously deferring a portion of theses revenues was not material to any previous annual results of operations or financial position, and therefore previously issued financial statements have not been restated. The impact is similarly not material to results of operations for fiscal 2002. Consequently, the Company recorded an adjustment of $4.6 million in the fourth quarter of 2002 to establish deferred revenue for the cumulative amount of MRC billings that were recognized for periods preceding the fourth quarter of 2002 that relate to services rendered in the fourth quarter of 2002. The effect of this adjustment was to reduce reported revenues for the fourth quarter and full fiscal year of 2002 by $4.6 million, and increase operating loss and net loss by the same amount and for the same periods. The effect of this adjustment on a per share basis is $0.09 and $0.10 for the fourth quarter and full fiscal year of 2002, respectively.

NOTE 10.      LONG-TERM DEBT

Long-term debt outstanding consists of the following:


                                                                   December 31, 2002         December 31, 2001
                                                                   -----------------         -----------------
         Senior credit facility:
             Term A loan....................................              $125,000                 $125,000
             Term B loan....................................               125,000                  125,000
             Term C loan....................................                41,389                       --
             Term D loan....................................                   875                       --
             Revolver.......................................               100,000                   45,000
         Subordinated notes.................................               203,677                  178,432
                                                                           -------                  -------
                                                                          $595,941                 $473,432
                                                                          ========                 ========


Included in the subordinated notes is a discount on the notes of $2.8 million and $3.3 million as of December 31, 2002 and December 31, 2001, respectively. Included in the Term C loan is a discount of $4.1 million, and PIK interest which accreted to principal of $1.0 million as of December 31, 2002.

The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the years ended December 31, 2002, and 2001, $0.5 million and $0.1 million of the discount was amortized, respectively. The discount on the Term C loan is also being amortized over its seven and one-half year term. Amortization expense associated with the discount on the Term C loan for the year ended December 31, 2002 was $0.2 million.

Maturities of long-term debt (excluding unamortized discount and including payable in-kind ("PIK") interest) are as follows for the years ending December 31:

                  2003......................................  $           --
                  2004......................................          12,194
                  2005......................................          32,196
                  2006......................................          60,321
                  2007......................................          68,759
                  Thereafter................................         429,371
                                                                     -------
                    Total debt..............................         602,841
                        Less: discount on long-term debt...            6,900
                                                                    --------
                    Long-term debt, net of discount..........       $595,941
                                                                    ========

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company's Credit Agreement provides the Company with the following borrowing limits, maturities and interest rates:

                                    Principal
                                     Amount          Maturity                Interest Rate Options              Interest Terms
                                     -------         --------                ---------------------              --------------
Revolving credit facility........  $ 100,000       July 31, 2008       LIBOR + 4.00% or Base Rate+3.00%*    Payable monthly
Term A loan - multiple draw......    125,000       July 31, 2008       LIBOR + 4.00% or Base Rate+3.00%*    Payable monthly
Term B loan......................    125,000    January 31, 2009       LIBOR + 4.75% or Base Rate+3.75%     Payable monthly
Term C loan......................     44,500      March 31, 2009       LIBOR + 5.75% or Base Rate+4.75%     Accrues to principal
Term D loan......................      4,375    January 31, 2009       LIBOR + 4.00% or Base Rate+3.00%*    Payable monthly

* - The applicable margin is determined by a grid tied to the Company's leverage ratio.  Initially, the applicable margin is 4.0% if the LIBOR rate is used, or 3.0% if the Base Rate is used.

The Credit Agreement has been used to finance the acquisition of US Xchange, to finance capital expenditures and to provide working capital. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. The Credit Agreement requires the Company to notify the lenders of a material adverse change in the Company's business. Failure to timely notify the lenders of a material adverse change would be an event of default under the Credit Agreement permitting the lenders to accelerate the loan. Notice to lenders of a material adverse change does not create an event of default under the Credit Agreement. However, the lenders are not required to advance further funds under such circumstances. The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement, as amended. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through July 1, 2004, and limit the Company to a maximum amount of capital expenditures. A default in observance of these covenants, if unremedied in three (3) business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company was in compliance with all covenants under the Credit Agreement for the year December 31, 2002.

The aggregate commitment under the Credit Agreement is reduced as follows:

    o     For the revolving credit and Term A facilities:

                                                              Percentage                 Total
                                                               Reduction               Percentage
                           Quarters Ending                    Per Quarter              Reduction
                           ---------------                    -----------              ----------
                           6/30/2004 through 9/30/2004              1.25%                    2.5%
                           12/31/2004 through 9/30/2005             2.50%                   10.0%
                           12/31/2005 through 9/30/2006             6.25%                   25.0%
                           12/31/2006 through 6/30/2008             7.50%                   52.5%
                           Maturity date                              N/A                   10.0%
                                                                                           100.0%

     o    For the Term B and Term D loan facilities:



                                                              Percentage                 Total
                                                               Reduction               Percentage
                           Quarters Ending                    Per Quarter              Reduction
                           ---------------                    -----------              ----------

                           06/30/2004 through 9/30/2008             0.25%                    4.5%
                           12/30/2008                              47.50%                   47.5%
                           Maturity date                              N/A                   48.0%
                                                                                           100.0%

     o All principal and deferred interest on the Term C loan is due at maturity on March 31, 2009.

As of December 31, 2002, the maximum borrowings under the Term A loan, Term B loan, Term C loan, and the revolver loan were all outstanding. There was $0.9 million outstanding under the Term D loan at December 31, 2002. The weighted average floating interest rate and the weighted average fixed swapped interest rate at December 31, 2002 were 5.89% and 10.80%, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2002, the Company had principal borrowings of $202.8 million in subordinated notes, excluding the discount of $2.8 million and accrued PIK interest of $3.7 million. Interest on the notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter, interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. During 2002, $24.5 million in PIK interest accreted to principal. The subordinated notes mature on November 9, 2010.

On September 13, 2002, the Company completed new debt financing of $48.9 million, a waiver of the default of the revenue covenant at June 30, 2002 from its lending institutions, and an amendment to the Company's existing senior credit facility. Morgan Stanley Capital Partners and the lenders of the Company's subordinated notes provided the Company with a $44.5 million senior secured term loan facility (the Term C loan). Additionally, certain of the Company's existing senior lenders have made available a separate term loan facility of $4.4 million (the Term D loan) to be drawn in five equal quarterly installments commencing on December 31, 2002 and maturing on January 31, 2009.

In addition to establishing the Term C loan and Term D loan facilities, the prior terms of the Company's Credit Agreement were amended to provide for, among other things, the following:

o Deferring principal payments originally due on December 31, 2003 and March 31, 2004 on the outstanding Term A and Term B loans until maturity at July 31, 2008 and January 31, 2009, respectively.

o Amending a financial covenant to require the Company to have cash and available committed financing of not less than $10.0 million at any time prior to July 1, 2004.

o Amending a financial covenant to limit the Company to maximum annual capital expenditures of $35.0 million, $39.0 million, $43.0 million, $52.0 million, $59.0 million, $66.0 million and $74.0 million during each fiscal year ending December 31, 2002 through December 31, 2008, respectively.

o Beginning with the quarter ended September 30, 2004, requiring the Company to comply with amended financial covenants pertaining to the Company's leverage ratio, fixed charges coverage ratio and interest coverage ratio until the final maturity of the outstanding loans.

o Eliminating minimum revenue and maximum EBITDA losses/minimum EBITDA financial covenants for all periods.

o Increasing the amount of debt comprised of capital leases and purchase money debt that the Company may incur from $5.0 million to $20.0 million.


On September 13, 2002, the Company also entered into a Third Amendment to the Bridge Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, Wachovia Investors, Inc. and CIBC Inc. (the "Bridge Agreement Amendment"). The Bridge Agreement Amendment, among other things:

o Permits the Company to incur up to $425.0 million under the Credit Agreement, subject to approval from a majority of our lenders.

o Extends by one year to November 9, 2006 the period during which the Company may pay interest in-kind, rather than in cash, on the subordinated notes issued under the Bridge Agreement.

o Limits the maximum annual capital expenditures that the Company and its subsidiaries may make to the same amounts permitted under the Credit Agreement.

In February 2000, in connection with the acquisition of EdgeNet, the Company issued $2.4 million of promissory notes with the shareholders of EdgeNet. The promissory notes were converted into 132,148 shares of the Company's common stock in September 2000.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As discussed in Note 6, the Company maintains capital leases related to IRUs and other equipment. The future minimum payments under the leases, together with the present value of the minimum lease payments, as of December 31, 2002 are as follows:
                   Year Ending December 31,         Total Payments
                   -----------------------          --------------

       2003............................                 $2,681
       2004............................                  3,134
       2005............................                  3,105
       2006............................                  3,107
       2007                                              3,109
       Thereafter......................                 45,015
                                                        ------
        Total minimum lease payments....                60,151
          Less: amounts representing interest....       27,722
                                                        ------
        Present value on net minimum leaae payments    $32,429
                                                       =======


NOTE 11.      DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the interest rate swap agreements designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with counterparty nonperformance by is mitigated by using major financial institutions with high credit ratings.

At December 31, 2002, the Company had interest rate swap agreements with a notional principal amount of $62.5 million and $125.0 million expiring in 2003 and 2006, respectively. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.985% and 6.94%, respectively. Approximately 47% of the underlying facility debt is being hedged with these interest rate swaps. The fair value of the swap agreements was $19.3 million and $13.5 million as of December 31, 2002 and December 31, 2001, respectively. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.

The fair value of the interest rate swap agreements is included in accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreements is the only component of other comprehensive loss. Comprehensive loss was $5.8 million and $13.5 million for the years ended December 31, 2002 and December 31, 2001, respectively.

NOTE 12.      REDEEMABLE PREFERRED STOCK


In August 2000, the Company issued 200,000 shares of Series A senior cumulative redeemable preferred stock and related warrants in a private placement for $200.0 million. The Series A preferred stock was issued to three of the Morgan Stanley Capital Partners entities, related parties to the Company. Each share of Series A preferred stock has a stated value of $1,000 and ranks senior to each other class or series of the Company's capital stock.

Dividends accrue at the rate of 14.0% per annum, cumulative and compounded quarterly. The Company may pay dividends in additional shares of Series A preferred stock or in cash, at the Company's option. However, the Company is prohibited from paying cash dividends until such time as the obligations under the senior credit facility are paid in full. The Series A preferred stock matures on August 1, 2012, at which time the Company must redeem the shares for their stated value plus any accrued and unpaid dividends. The Series A preferred stock is not redeemable by the Company prior to August 1, 2005. For redemptions of the Series A preferred

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

stock between August 1, 2005 and the maturity date of August 1, 2012, the Company must pay a premium on amounts redeemed based on the following schedule:

        August 1, 2005 to July 31, 2006             107%
        August 1, 2006 to July 31, 2007             104.67%
        August 1, 2007 to July 31, 2008             102.33%
        August 1, 2008 and thereafter               100%

In the case of a liquidation or a change in control during the first five years or any time through the maturity date, the premium on redeemed amounts would be 100% and 101%, respectively.

In March 2002, holders of the Company's Series A senior cumulative preferred stock agreed to irrevocably waive certain of their redemption rights with respect to 60,000 shares of Series A preferred stock (shares covered by such waiver are described herein as non-redeemable Series A preferred stock and all other shares are described as redeemable Series A preferred stock). The redemption rights waived included the mandatory redemption on the maturity date of August 1, 2012 and the mandatory redemption for cash upon a change in control.

In consideration for the holders' irrevocable waiver of these redemption rights (and for no other consideration), the holders of the non-redeemable Series A preferred stock were granted warrants to purchase shares of the Company's common stock. The Company issued to the holders warrants to purchase 1,177,015 shares of common stock at an exercise price of $1.64 per share. The warrants vested 40 percent on the date of issuance, March 31, 2002, and then, if the waiver had not been terminated, 20 percent each on October 1, 2002, January 1, 2003 and April 1, 2003.

The Company, at its sole discretion elected to terminate the waiver in September 2002. As a result, approximately 706,209 unvested warrants expired and 470,806 vested warrants will expire on September 25, 2007. Pursuant to anti-dilution provisions in such warrants, triggered by the issuance of new warrants to the Company's lenders under the Term C loan facility, the holders were entitled to warrants to purchase 540,785 shares of common stock at $1.64 per share. The 60,000 shares of non-redeemable Series A preferred stock at June 30, 2002 were converted to shares of redeemable Series A preferred stock at September 30, 2002.

Also in March 2002, the Company declared the dividends due on its redeemable Series A preferred stock through March 31, 2002 and issued such dividends in the form of 51,588 shares of redeemable Series A preferred stock. These 51,588 shares of redeemable Series A preferred stock and additional shares of 8,412 aggregate to the 60,000 shares of Series A preferred stock for which the Company received the waiver as described above. The relative fair value of the non-redeemable Series A preferred stock was included in stockholders' equity until the Company terminated the waiver in September 2002, and the relative fair value of the related warrants was included in additional paid-in capital.

Accretion of preferred stock was $8.8 million, $7.0 million, and $2.4 million for the years ending December 31, 2002, 2001 and 2000, respectively. Accretion of preferred stock represents the value of stock warrants that are a component of the preferred stock, and is accreted over the life of the warrants. Dividends on preferred stock of $27.4 million and $43.1 million were accrued at December 31, 2002 and 2001, respectively.



NOTE 13.      STOCKHOLDERS' EQUITY

On January 17, 2000, the Company's Board of Directors voted to amend the Company's Certificate of Incorporation to increase the number of authorized common shares and preferred shares to 150 million and 5 million respectively, as calculated after the stock split.


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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Members and 31.5 percent to management based upon the valuation implied by the equity offering.

As the estimated fair value of the Company had exceeded the price at which ownership units of Choice One LLC had been sold to management employees since the formation of the Company and prior to the initial public offering, the Company had recognized deferred compensation of $4.4 million as of December 31, 1999, of which $0.3 million, $0.9 million, and $2.1 million had been amortized to expense during the years ended December 31, 2002, 2001, and 2000, respectively.

Upon the consummation of the equity offering, the Company was required by generally accepted accounting principles to record the increase (based upon the valuation of the common stock implied by the equity offering) in the assets of Choice One LLC allocated to management as a $119.9 million increase in additional paid-in capital, with a corresponding increase in non-cash deferred compensation. The Company was required to record $62.4 million as an initial non-cash, nonrecurring charge to operating expense and the remaining $57.5 million was recorded as a deferred management ownership allocation charge. The Company amortized $10.9 million, $24.0 million and $21.1 million of the deferred charge during the years ended December 31, 2002, 2001 and 2000, respectively. The management ownership allocation charge was fully amortized at December 31, 2002.

In connection with the issuance of the Series A preferred stock, the Company issued warrants to the holders of the Series A preferred stock. The warrants to purchase 1,747,454 shares of the Company's common stock are exercisable in whole or in part at any time. The warrant exercise price is $0.01 per share of common stock. Pursuant to the anti-dilution provisions of these warrants, triggered by the issuance of new warrants to the Company's lenders in September 2002, the holders are now entitled to purchase, upon exercise, an additional 259,735 shares of the Company's common stock. The exercise price for all 2,007,189 of these warrants has been adjusted to $0.01 per share. The warrants will expire on August 1, 2012. Refer to Note 12 for the additional warrants issued in March 2002 to the Series A preferred stock holders.

In consideration for the loans extended to the Company under the Credit Agreement and the other amendments and waivers effected pursuant to the Credit Agreement and the Bridge Agreement Amendment, the Company issued warrants to purchase shares of the Company's common stock to the lenders under the Term C loan facility. These warrants are exercisable for up to 10,596,137 shares of common stock, representing 20% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of the new warrants. These warrants may be exercised until September 13, 2007 at an exercise price of $0.01 per share. Of these, warrants to purchase 7,944,700 shares of common stock are immediately exercisable. Warrants to purchase 2,651,437 shares of common stock issued to those lenders under the Term C loan facility who are also lenders under the Bridge Agreement Amendment will not become exercisable prior to September 13, 2004. If the Company satisfies its outstanding obligations under the Bridge Agreement Amendment in full, including payment of accrued and unpaid interest, prior to September 13, 2004, the warrants to purchase 2,651,437 shares of common stock will expire; otherwise they will become exercisable on September 13, 2004.

In addition, the Company has issued additional warrants to the lenders under the Bridge Agreement Amendment that may, upon the occurrence of certain events as summarized below and more fully described in the Form of Warrant for the Purchase of Common Stock (the "Form of Warrant"), become exercisable for up to an additional 4,851,872 shares of common stock, representing 10% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of such new warrants. These new warrants, which are not currently exercisable and will only become exercisable under limited circumstances as described in the Form of Warrant, have an exercise price of $0.01 per share. If they have not already become exercisable, these warrants will automatically expire when the Company has satisfied its obligations under the Bridge Agreement Amendment in full.

The relative fair value of the warrants issued in consideration for the loans extended on September 13, 2002, was $4.3 million and is included in additional paid-in capital. All of these newly issued warrants are entitled to anti-dilution protection and the warrant holders have been granted rights with respect to the registration of the shares issuable upon exercise thereof under the Securities Act of 1933. The anti-dilution protection includes provisions that will increase the number of shares of common stock issuable upon exercise of the warrants under certain circumstances such as a subsequent below market issuance of common stock (or warrants to purchase common stock), a stock split, recapitalization or similar event. The issuance of the new warrants to the Company's lenders as described above triggered the anti-dilution provisions in the Company's previously issued warrants. As a result of the issuance of the new warrants on September 13, 2002, the number of shares of common stock issuable upon exercise of these previously issued outstanding warrants increased by 595,430 shares, resulting in potential dilution to the Company's existing stockholders in addition to the potential dilution resulting from the issuance of the new warrants to the Company's lenders in the current transaction. The previously issued outstanding warrants were increased as described elsewhere in the notes to the consolidated financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

If the warrants to purchase 2,651,437 and 4,851,872 shares of common stock issued to the lenders under the Bridge Agreement Amendment, that are not currently exercisable, become exercisable in accordance with their terms, additional anti-dilution adjustments will be required with respect to all issued and outstanding warrants with the exception of these warrants issued to the lenders under the Bridge Agreement Amendment.

In connection with the rollover of its subordinated debt in November 2001, the Company issued warrants to purchase 1,890,294 shares of common stock at an exercise price of $2.25 per share of common stock. The warrants expire on November 9, 2006. Pursuant to the anti-dilution provisions of these warrants, triggered by the issuance of new warrants to the Company's lenders in September 2002, the holders are now entitled to purchase, upon exercise, an additional 265,716 shares of the Company's common stock. The exercise price for all 2,156,010 of these warrants has been adjusted to $1.97 per share.

In connection with the acquisition of US Xchange in August 2000, the Company issued 6,207,663 shares to the sole shareholder and 535,296 restricted shares to the employees of US Xchange. The restricted shares issued to the employees vested over two years at a rate of 50% per annum. Since the acquisition date, the Company also reacquired certain of these restricted shares from employees who have terminated their employment with the Company. These shares are classified as treasury stock in the accompanying financial statements. Deferred compensation related to the issuance of the restricted shares for $14.8 million was recorded to stockholders' equity, of which $3.6 million, $6.3 million and $3.0 million was amortized during the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the purchase of certain assets from FairPoint Communications Solutions Corp. ("FairPoint") in December 2001, the Company issued 2,500,000 shares of common stock. The purchase price included contingent consideration payable in shares of the Company's common stock, based upon the achievement of certain operational metrics within 120 days of the closing date. In May 2002, based on the achievement of those operational metrics, 1,000,000 shares were issued to FairPoint as final consideration.

In August 2001, the Company loaned an aggregate of $2.2 million to its chief executive officer and top four executives. The loans bear interest at a rate of 5.72% through December 31, 2002 and have a term of three years (subject to acceleration in the event of termination of employment). The loans, which are non-recourse and secured by 100% of the common stock owned by the respective executives, are included as a reduction to additional paid-in-capital in the consolidated financial statements.

The agreements and terms of the Series A senior cumulative preferred stock prohibit the Company from paying dividends on its common stock. The agreements and terms of the subordinated notes prohibit the Company from paying dividends on its common stock in cash. The agreements and terms of the Credit Agreement prohibit the Company from paying dividends on its Series A senior cumulative preferred stock in cash.

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


NOTE 14.      STOCK OPTION PLANS

The Company currently maintains two stockholder approved stock option plans. Persons to whom options are granted under the 1998 Employee Stock Option Plan (the "1998 Plan"), the number of shares granted to each and the period over which the options become exercisable are determined by the Employee Option Plan Administrative Committee. The options granted have a term of ten years. The vesting terms in effect for outstanding grants are equal rates over a four-year period, or 20% on the first anniversary date and the remaining 80% vesting monthly over 24 months. The total number of shares authorized under the 1998 Plan is 10,000,000, as amended in December 2001.

Options under the 1999 Director Stock Incentive Plan (the "1999 Plan") are issued to attract and retain outside directors of the Company. The number of shares granted and the period over which the options become exercisable are determined by the Board of Directors. The options granted have a term of ten years and vest at equal rates over a four-year period. The total number of shares authorized under the 1999 Plan is 531,896.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the "disclosure-only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Had compensation cost for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amount indicated below for the years ended December 31, 2002, 2001, and 2000.


                                                                                       2002         2001         2000
                                                                                       ----         ----         ----

          Net loss as reported................................................     $ (479,459)  $ (248,771)  $ (216,852)
          Stock-based employee compensation expense included in reported
           net loss, net of related tax effects..............................           1,106        1,322        1,860

          Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
           tax effects......................................................          (13,515)     (11,088)      (5,688)
                                                                                      -------      -------      -------
          Net loss pro forma..................................................     $ (491,868)  $ (258,537)  $ (220,680)
                                                                                     ========     ========     ========
Net loss per share, basic and diluted:
                                                                                       2002          2001        2000
                                                                                       ----          ----        ----
          As reported.........................................                     $   (11.50)  $    (7.23)     $ (7.11)
          Pro forma...........................................                       $ (11.77)  $    (7.48)     $ (7.23)




For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                                            2002              2001             2000
                                                                            ----              ----             -----
         Dividend
         yield.......................................                    0.00 percent      0.00 percent      0.00 percent
         Expected volatility.........................                  215.07 percent    129.70 percent    136.39 percent
         Risk-free interest rate.....................                    4.92 percent      4.96 percent      5.99 percent
         Expected life...............................                       7 years           7 years           7 years

The weighted average grant date fair value of options granted during the years ended December 31, 2002, 2001, and 2000 was $3.20, $6.34, and $17.28,
respectively. SFAS No. 123 has only been applied to options granted on or after August 12, 1998. As a result, the pro forma compensation expense may not be representative of that to be expected in future years.

The following is a summary of the activity in the Company's plans during the years ended December 31, 2002, 2001, and 2000:


                                       2002                          2001                           2000
                                       ----                          ----                           ----
                                             Weighted Avg.                   Weighted Avg.                 Weighted Avg.
                                Shares       Exercise Price      Shares      Exercise Price    Shares     Exercise Price
                                ------       --------------      ------      --------------    ------     --------------
Options outstanding,
     beginning of period ..    4,372,339    $   9.82          2,643,806     $   15.52          605,202     $   5.32

Options granted ...........    2,667,586        3.21          2,474,994          6.84        2,314,378       18.23

Options exercised........             --          --            (20,056)         5.36          (26,947)       3.36

Options forfeited .........     (980,362)       8.04           (726,405)        12.73         (248,827)       13.57
                               ---------                       --------                       --------
Options outstanding,
     End of period ........    6,059,563        8.09          4,372,339          9.82        2,643,806        15.52
                               =========                      =========                      =========


Options exercisable .......    1,889,595       11.89            713,891         12.54          207,344         4.94


The weighted-average remaining contractual life of options outstanding was 8.3 years, with exercise prices ranging from $0.27 to $40.81, as of December 31, 2002. None of the options expired during 2002, 2001, and 2000.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Options outstanding as of December 31, 2002 consisted of the following:

                                        Options Outstanding                                  Options Exercisable
                                          Weighted-Avg.     Weighted-Average                      Weighted-Average
      Range of            Number of        Remaining      Exercise Price Per        Number of     Exercise Price Per
   Exercise Prices         Shares       Contractual Life         Share                Shares         Share
   ---------------         ------      ----------------         -----                 ------         -----
   $0.27 to $  0.37          69,925           9.7 years         $  0.36               -          $       -
    0.89 to    1.34          95,325           9.5                  0.92           1,250                1.34
    1.63 to    2.40         261,123           9.0                  1.70          34,822                1.63
    2.54 to    3.50       2,206,276           8.8                  3.44         159,684                2.82
    4.00 to    5.52          96,355           6.8                  4.23          64,576                4.08
    6.19 to    7.52       2,068,826           8.3                  6.32         919,097                6.36
    9.31 to  12.19          418,027           7.7                 10.61         207,812               10.69
   14.48 to  20.00          288,535           7.7                 16.36         161,415               16.35
   28.25 to  40.81          555,171           7.5                 32.79         340,939               32.27
                            -------                                             -------
   $0.27 to $40.81        6,059,563           8.3 years         $  8.09       1,889,595            $  11.89
                          =========                                           =========



As the estimated fair market value of the Company's stock exceeded the exercise price of certain options granted, the Company has recognized deferred compensation expense of $1.1 million, $1.3 million, and $1.9 million during the years ended December 31, 2002, 2001, and 2000, respectively. The deferred compensation is amortized to expense over the vesting period of the options.

In November 2002, the Company approved a voluntary stock option exchange program for eligible employee option holders under the 1998 Plan. Options granted on or before January 2, 2002 were eligible for the exchange program, except for the performance-based options issued on January 1, 2002. To participate in the exchange program, employees must have been continually employed by the Company throughout the tender offer period and until the grant of new options. Employee participation in the program was strictly voluntary and options issued under the Company's 1999 Plan were excluded from the stock option exchange program. The number of new options issued varied depending on the exercise price of the options tendered according to the following exchange ratios:

                                             Number of new options to be
                                             granted as a percent of shares
For options with exercise prices:              covered by tendered options
---------------------------------              ---------------------------
$4.00 and under                                           80%
$4.01 to $8.00                                            65%
$8.01 to $20.00                                           40%
Over $20.00                                               25%

The tender offer period commenced on December 19, 2002, with 4,482,021 options eligible for exchange, and was completed on January 21, 2003. Pursuant to the terms of the tender offer, the outstanding current options properly tendered for exchange by employees was 4,119,524, or approximately 92% of the current options eligible for exchange. On January 21, 2003, the Company granted to those eligible employees new options to purchase 2,582,986 shares of common stock with an exercise price of $0.26 per share. All tendered options that were fully vested on January 21, 2003 were replaced with new options that are also fully vested. For tendered options that had not yet vested, the vesting schedule for replacement options was extended by one year.

As previously discussed in Note 3 to the consolidated financial statements, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" on January 1, 2003. Under SFAS No. 123, the Company will, on a prospective basis, expense the fair value of all stock options over the stock option vesting period, including the options that were granted under the stock option exchange program discussed above.

NOTE 15.      RESTRUCTURING COSTS

In September 2002, the Company identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in its Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On September 5, 2002, the Company announced it had reduced its workforce by 102 operational and administrative positions. All positions were terminated by September 30, 2002 and termination benefits for these positions are included in the restructuring costs. In addition, approximately 100 positions were eliminated through normal attrition.


On October 9, 2002, the Company notified its customers in the communities of Ann Arbor and Lansing, Michigan that the Company would be closing that market. The Company stopped selling services to new clients in this market and notified existing customers of the decision and the approximate time remaining until services were terminated, which was in December 2002. The Company has and will continue to redeploy certain equipment from this market to other markets to optimize its network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market are not significant to the Company's consolidated results of operations.

In connection with the above activities, the Company recorded restructuring costs of $5.3 million in the third quarter of 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. At December 31, 2002, approximately $0.6 million of the restructuring costs had been paid, $0.5 million related to employee termination benefits and $0.1 million related to lease obligations. It is anticipated that the remaining liability will be settled in 2003, except for contractual lease obligations of $3.0 million that extend beyond one year and are included in other long-term liabilities.


NOTE 16.      INCOME TAXES


The Company had approximately $496.1 million and $355.3 million of net operating loss carryforwards for federal income tax purposes at December 31, 2002 and 2001, respectively. The net operating loss carryforwards will begin to expire in 2018, if not previously utilized. Application of Internal Revenue Code section 382 may limit the utilization of the net operating loss carryforwards. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2002 and 2001, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

The deferred tax asset is comprised of the following at December 31:

                                                                                          2002          2001
                                                                                          ----          ----
         Intangible assets........................................................    $  (3,902)    $ (17,125)
         Accelerated depreciation.................................................      (24,268)       (1,263)
         Start-up and other capitalized costs.....................................          835         1,312
         Capital leases...........................................................       13,920             -
         Subordinated debt deferred interest......................................       11,257             -
         Compensation related adjustments.........................................            -         1,097
         Net operating loss carryforwards.........................................      168,676       124,408
         Accounts receivable reserve..............................................        5,433             -
         Miscellaneous............................................................            82             -
                                                                                    ------------  ------------
              Gross deferred tax asset                                                  172,033       108,429
                                                                                        -------       -------
         Less: valuation allowance................................................     (172,033)     (108,429)
                                                                                       ---------    ----------
              Net deferred tax asset..............................................  $          -  $          -
                                                                                    ============= ============


Under existing tax law, all operating expenses incurred prior to a company commencing its principal operations are capitalized and amortized over a 60-month period for tax purposes.



NOTE 17.      SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

Supplemental disclosures of cash flow information:

                                                                                  2002               2001               2000
                                                                                  ----               ----               ----
    Interest paid.......................................................     $   32,402         $   53,072       $      8,930
    Capital lease obligations for IRUs..................................     $   19,966         $   10,972       $      1,635
    Capital lease obligations for other equipment.......................     $      220         $        -       $          -
    Issuance of common stock for employer 401(k) contribution...........     $      677         $        -       $          -


                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


In December 2001, the Company acquired certain network assets from FairPoint through the issuance of 2,500,000 shares of common stock in the amount of $8.8 million, based on the stock price on the closing date. In addition, as part of the transaction, the Company purchased the retail accounts receivable of FairPoint. The total cash consideration for the transaction was $5.7 million. The transaction was completed in May 2002, with the issuance of 1,000,000 shares of common stock in the amount of $1.8 million, based on the stock price on that date.


NOTE 18.      RELATED PARTIES


The Company maintains a master facilities agreement with FiberTech, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides the Company with a 20-year IRU fiber, without electronics, in 13 of Choice One's market cities. As of and for the year ended December 31, 2002, the amount paid to FiberTech was $0.3 million, and the amount owed to FiberTech was $30.6 million. The amount owed to FiberTech, as stated, is the present value of the future minimum lease payments.


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

The Company also maintains a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. The 20-year IRU was acquired as part of the acquisition of US Xchange. A shareholder of RVP Fiber L.L.C. is also a shareholder of the Company, and has the right to appoint one representative to the board of directors of the Company, pursuant to the merger agreement with US Xchange.

Morgan Stanley Capital Partners, a related party to the Company, purchased 200,000 shares of the Company's series A senior cumulative preferred stock on August 1, 2000. Morgan Stanley Capital Partners is also a lender of the Company's Term C loan.

Morgan Stanley Senior Funding, a related party to the Company, was sole lead arranger and one of the lenders for the Company's subordinated notes and was one of the lenders for the Company's senior credit facility.

In August 2001, the Company loaned an aggregate of $2.2 million to its chief executive officer and top four executives. The loans bear interest at a rate of 5.72% through December 31, 2002 and have a term of three years (subject to acceleration in the event of termination of employment). The loans, which are non-recourse and are secured by 100% of the common stock owned by the respective executives, are included as a reduction to additional paid-in capital in the consolidated financial statements.



NOTE 19.      COMMITMENTS AND CONTINGENCIES

Litigation

On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T"). This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company is seeking damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. On April 26, 2002, the Company filed a motion for partial summary judgment based upon AT&T's failure to pay the Company's invoices on account, and for a declaration that AT&T materially breached its agreements for failure to pay. AT&T cross-moved for partial summary judgment, seeking dismissal of several of the Company's causes of action. On September 24, 2002, following oral argument, a decision dismissing some of the Company's causes of action, but preserving for trial the Company's claim for breach of contract and declaratory judgment, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. On February 6, 2003, the Company amended its complaint, eliminating the causes of action that had been dismissed. The parties are now engaged in the discovery process.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court of the Southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The underwriters are also the subject of publicly disclosed investigations by several governmental agencies. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants have been dismissed without prejudice, by an agreement with the plaintiffs. The court recently denied motions to dismiss the cases, and the parties are discussing a framework for conducting discovery, including a process for limiting discovery involving issuers such as the Company in all but a few test cases. Settlement discussions with the plaintiffs are ongoing, under the guidance of a mediator, but it is not possible to predict whether and when, and on what terms, any settlement might eventually be finalized.

Operating Lease Agreements

The Company leases office space and certain other equipment under various operating leases. The majority of these leases expire through 2011, with less than 1% expiring through 2019. The minimum aggregate payments under noncancelable leases are as follows for the years ending December 31:

          2003.........................................     $   8,042
          2004.........................................         7,436
          2005.........................................         6,778
          2006.........................................         6,615
          2007.........................................         6,555
          Thereafter...................................        12,041
                                                               -------
                                                              $ 47,467
                                                               =======

Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $8.1 million, $7.7 million and $4.3 million, respectively.

401(k) Plan


The Company provides a defined contribution 401(k) plan to substantially all of its employees meeting certain service and eligibility requirements. The Company makes a monthly matching contribution equal to 50 percent of the employees' contributions up to a maximum of 6 percent of their eligible compensation. The matching contribution vests 20% per year beginning after the first year of employment. The matching contribution may be made in cash or common stock, at the Company's option. In December 2001, 3,000,000 shares of common stock were authorized for use in the 401(k) plan. As of December 31, 2002, 1,006,813 shares of common stock had been issued in the 401(k) plan as matching contributions. Matching contributions were approximately $1.8 million, $1.3 million, and $0.8 million during the years ended December 31, 2002, 2001 and 2000, respectively.


Annual Incentive Plan

All full-time noncommissioned Choice One employees are eligible to participate in the Company's bonus. The total amount included in operations for these incentive bonuses was approximately $0.1 million, $1.5 million and $3.4 million during the years ended December 31, 2002, 2001 and 2000, respectively.


Other Agreements


The Company maintains a sponsorship agreement with Buffalo Bills, Inc. Under the sponsorship agreement, the Company obtained certain marketing and signage rights related to Ralph Wilson Stadium and the Buffalo Bills, a National Football League team, and became the exclusive telecommunications provider of Ralph Wilson Stadium during the 1999 through 2003 seasons. The agreement requires the Company to pay a total of $2.4 million during the period from September 30, 1999 through June 30, 2004. At December 31, 2002, the Company has paid $1.5 million under the agreement. Payments are expensed on a straight-line method over the life of

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

the agreement.

The Company also maintains a similar sponsorship agreement with the Pittsburgh Steelers, a National Football League team. Under the terms of the agreement, the Company obtained certain marketing and signage rights related to Heinz Field and the Pittsburgh Steelers. The agreement requires the Company to pay a total of $1.0 million during the period from July 31, 2001 to July 31, 2004. At December 31, 2002, the Company had paid $0.5 million under the agreement. Payments are expensed on a straight-line method over the life of the agreement.

The Company maintains a master facilities agreement with FiberTech. The agreement includes preferred pricing for the first five years of the agreement. The Company has committed to four fibers in each cable in 13 cities. The Company's commitment could be up to $79.0 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement.


The Company maintains agreements with WilTel Communications Group ("WilTel") and Global Crossing ("Global") for network access. These agreements require minimum commitments on the part of the Company. The agreement with WilTel is for a term of 42 months, expiring in February 2006, and requires a minimum monthly commitment that totals $0.7 million per year. The agreement with Global is for a term of approximately 4 years, expiring in December 2005, and requires a minimum monthly commitment that totals $1.8 million per year.


NOTE 20.      GOING CONCERN MATTERS


The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced net losses applicable to common stockholders of $524.1 million, $287.0 million, and $231.1 million during the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, the Company had $29.4 million in cash and cash equivalents and $3.5 million available under its senior credit facility. The $3.5 million is available in equal quarterly installments and subject to no "material adverse change" in the business, as defined in the Company's Credit Agreement. The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2002, 2001 and 2000. The Company has a net stockholders' deficit of $503.9 million as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has completed several steps intended to increase its liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications industry. These include:

     o    Completing an additional financing of $48.9 million in September 2002,

     o    Maintaining high client retention rate,

     o Completing operational initiatives to optimize the Company's network and lower its cost structure,

     o Reducing general and administrative expenses through automation and a reduction in workforce,

     o    Exiting one market that was found to be unprofitable,

     o Introducing new products to improve revenue growth and profitability, and

     o Redeploying assets held for use to reduce the requirement for capital expenditures.


The Company has an operating plan for the year ended December 31, 2003 (the "2003 plan"). Despite its net losses in prior years, if the Company is able to substantially execute the 2003 plan, then the Company should have sufficient resources to fund current operations through December 31, 2003. The Company's viability is dependent upon its ability to continue to execute under its business strategy and to begin to generate positive cash flows from operations during 2003. The success of the Company's business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in its operating cash flows and managing its costs and capital expenditures to be able to meet its debt service obligations. However, the Company's revenue and costs may be dependent upon factors that are not within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company's continuation as a going concern is dependent on its ability to substantially achieve its 2003 plan. While the Company's 2003 plan assumes the Company will have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003, there can be no assurance that the Company will be successful in executing its business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to the Company, or at all. There are conditions to the Company's ability to borrow under its senior credit facility, including the continued satisfaction of covenants and absence of a material adverse change, as defined in the Credit Agreement. These covenants are minimum cash and committed financing of $10.0 million through July 1, 2004, and maximum capital expenditures. A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company can make no assurance that it will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from its obligations, or that it will be successful in these efforts. As of December 31, 2002, the Company was in compliance with these covenants and if the Company is able to substantially execute its 2003 plan, then the Company expects to be in compliance with these covenants during the year ended December 31, 2003. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 21.      SUBSEQUENT EVENTS

As discussed in Note 14 to the consolidated financial statements, the Company completed the exchange of outstanding stock options under its previously announced stock option exchange program.

During February 2003, the Company modified a portion of its restructuring plan related to the reduced reliance on certain collocation sites. As the Company engaged in its restructuring actions in the first quarter of 2003, the Company was informed that additional costs would be charged to it by the established telephone companies. Based on this new information, the Company has reduced the number of collocation sites that will be affected. As a result of this plan modification, the Company will reverse a portion of its restructuring costs during the first quarter of 2003. The Company has not finalized the calculation, however, the Company expects that the amount of the reversal will be less than 10% of the original restructuring cost recorded in the third quarter of 2003.


NOTE 22.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
2002
Revenue............................................       $   70,595        $   73,191         $  74,439       $  72,554
Loss from operations...............................          (33,205)         (324,114)          (39,352)        (21,616)
Net loss applicable to common stockholders.........          (57,809)         (349,828)          (65,957)        (50,527)
Basic and diluted net loss per share...............      $     (1.37)      $     (8.17)      $    (1.47)      $    (0.97)

2001
Revenue............................................       $   34,850         $  41,751         $  48,792       $  56,205
Loss from operations...............................          (52,681)          (52,093)          (47,947)        (44,844)
Net loss applicable to common stockholders.........          (74,068)          (74,010)          (70,601)        (68,349)
Basic and diluted net loss per share...............      $     (1.96)       $    (1.87)      $    (1.78)      $    (1.71)

2000
Revenue............................................       $    6,790         $  10,411         $  21,354       $  29,527
Loss from operations...............................          (80,618)          (24,948)          (44,372)        (52,362)
Net loss applicable to common stockholders.........          (81,656)          (25,018)          (53,710)        (70,688)
Basic and diluted net loss per share...............       $    (3.10)       $    (0.81)      $    (1.50)      $    (1.87)



As described in Note 9, the Company recorded an adjustment of $4.6 million ($0.09 on a per share basis) in the fourth quarter of fiscal 2002 relating to previously recorded revenue which should have been deferred. The impact of not previously deferring revenue was immaterial to prior quarterly periods for 2002, 2001, and 2000.

                                                   CHOICE ONE COMMUNICATIONS INC.

                                           SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                                                       (Amounts in thousands)

                                                                                  Additions

                                                      December 31,      Charged to    Charged to                       December 31,
                                                          2001           expense     other accounts        Deductions      2002
                                                          ----           -------     --------------        ----------      ----
Allowance for doubtful accounts.................         $   3,289     $  18,747     $   646                $ 9,099    $   13,583

Deferred tax valuation allowance................         $ 108,429     $  63,604     $    --                $    --    $  172,033

Restructuring costs.............................         $  --         $   5,282     $    --                $   561    $    4,721


                                                                                  Additions

                                                      December 31,      Charged to    Charged to                        December 31,
                                                          2000           expense     other accounts        Deductions      2001
                                                          ----           -------     --------------        ----------      ----
Allowance for doubtful accounts.................         $  2,372     $    2,756     $ 1,113                $ 2,952    $    3,289

Deferred tax valuation allowance................         $ 43,849      $  64,580       $  --                $    --    $  108,429


                                                                                  Additions

                                                      December 31,      Charged to    Charged to                        December 31,
                                                          1999           expense     other accounts        Deductions      2000
                                                          ----           -------     --------------        ----------      ----
Allowance for doubtful accounts.................         $     86      $     981     $ 2,663                $ 1,358    $    2,372

Deferred tax valuation allowance................         $ 11,902      $  31,947     $    --                $    --    $   43,849



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2003

                                 CHOICE ONE COMMUNICATIONS INC.





                                 By:  /s/Steve M. Dubnik
                                      -------------------------------------
                                     Steve M. Dubnik, Chairman of the Board,
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Name                                      Title                               Date
                    ----                                      -----                               -----
                                              Chairman, President and Chief
        /s/Steve M. Dubnik                    Executive Officer (Principal
        ------------------------              Executive Officer)                             March 31, 2003
              Steve M. Dubnik

                                              Executive Vice President and Chief
        /s/Ajay Sabherwal                     Financial Officer (Principal                   March 31, 2003
        ------------------------              Financial and Accounting Officer)
               Ajay Sabherwal

        /s/John B. Ehrenkranz                               Director                         March 31, 2003
        ------------------------
             John B. Ehrenkranz

        /s/Bruce M. Hernandez                               Director                         March 31, 2003
        ------------------------
             Bruce M. Hernandez

        /s/Howard Hoffen                                    Director                         March 31, 2003
        ------------------------
               Howard Hoffen

        /s/Richard Postma                                   Director                         March 31, 2003
        ------------------------
               Richard Postma

        /s/Louis L. Massaro                                 Director                         March 31, 2003
        ------------------------
              Louis L. Massaro


I, Steve M. Dubnik, the Chief Executive Officer of Choice One Communications Inc. (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of Choice One Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/Steve M. Dubnik
---------------------
Steve M. Dubnik

Chief Executive Officer

March 31, 2003

I, Ajay Sabherwal, Chief Financial Officer of Choice One Communications Inc. (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of Choice One Communications Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/Ajay Sabherwal
--------------------
Ajay Sabherwal

Chief Financial Officer

March 31, 2003


                                                   EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------

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

3.2        Amended and Restated Bylaws                                 Incorporated  by  reference  from Exhibit 3.2
                                                                       to the February 2000 Registration Statement


3.3        Certificate of Designations for Series A Senior             Incorporated  by  reference  from Exhibit 3.1
           Cumulative Preferred Stock                                  to the  August 10,  2000 8-K  filing  located
                                                                       under the Securities and Exchange  Commission
                                                                       File No. 29279

3.4        Certificate   of   Amendment   of   Certificate   of        Incorporated  by reference from Exhibit 10.25
           Designations   for   Series  A   Senior   Cumulative        to the Company's 10-K filed on April 1, 2002
           Preferred Stock of Choice One Communications Inc.

3.5        Certificate   of   Amendment   of   Certificate   of        Incorporated by reference from Exhibit 3.4
           Incorporation with Certificate of Designations, to          the Company's 10-Q filed on May 15, 2002.
           Preferences   and   Rights   of   Series   A  Senior
           Cumulative Preferred Stock dated March 30, 2002

3.6        Certificate of Amendment of Certificate of                  Incorporated by reference from Exhibit 4.6
           Designations for Series A Senior Cumulative                 to the Company's 8-K filed on September 27,
           Preferred Stock                                             2002.

4.1        Registration  Rights  Agreement  dated as of July 8,        Incorporated  by reference from Exhibit 10.10
           1998,  among  Choice One  Communications  Inc.,  the        to the February 2000 Registration Statement
           Investor Holders and the Management Holders

4.2        Amendment  No. 1 dated as of  February  18,  1999 to        Incorporated  by reference from Exhibit 10.11
           Registration  Rights  Agreement  dated as of July 8,        to the February 2000 Registration Statement
           1998,  among  Choice One  Communications  Inc.,  the
           Investor Holders and the Management Holders

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

EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


4.5        Amendment  No.  4  dated  as of  August  1,  2000 to        Incorporated  by reference  from Exhibit 10.1
           Registration Rights Agreement dated as of July 8, to        the Company's 8-K filed on August 10, 2000
           1998,  among  Choice One  Communications  Inc.,  the
           Investor Holders and the Management Holders

4.6        Amendment  No. 5 dated  as of  November  9,  2001 to        Incorporated  by reference from Exhibit 10.22
           Registration Rights Agreement dated as of July 8, to        the Company's 10-K filed on April 1, 2002
           1998,  among  Choice One  Communications  Inc.,  the
           Investor Holders and the Management Holders

4.7         Amendment  No.  6  dated  as  of  May  22,  2002  to       Incorporated  by reference from Exhibit 10.23
            Registration  Rights  Agreement  dated as of July 8,       to the  Company's  10-Q  filed on August  14,
            2002  among  Choice  One  Communications  Inc.,  the       2002
            Investor Holders and the Management Holders.

4.8         Amendment  No. 7 dated as of  September  13, 2002 to       Incorporated  by  reference  from Exhibit 4.2
            Registration  Rights  Agreement dated as of July 18,       to the  Company's  8-K filed on September 27,
            1998,  among  Choice One  Communications  Inc.,  the       2002
            Investors Holders and the Management Holders

4.9         Debt  Registration  Rights  Agreement  dated  as  of       Incorporated  by reference from Exhibit 10.23
            November  9, 2001 among  Choice  One  Communications       to the Company's 10-K filed on April 1, 2002
            Inc.,  Morgan Stanley Senior  Funding,  Inc.,  First
            Union Investors and CIBC Inc.

4.10        Equity  Registration  Rights  Agreement  dated as of       Incorporated  by reference from Exhibit 10.24
            November  9, 2001 among  Choice  One  Communications       to the Company's 10-K filed on April 1, 2002
            Inc.,  Morgan Stanley Senior  Funding,  Inc.,  First
            Union Investors and CIBC Inc.

4.11        Amendment  No. 1 dated as of  September  13, 2002 to       Incorporated  by  reference  from Exhibit 4.1
            Equity  Registration  Rights  Agreement  dated as of       to the  Company's  8-K filed on September 27,
            November 9, 2001,  among  Choice One  Communications       2002
            Inc., Morgan Stanley Senior Funding,  Inc., Wachovia
            Investors,   Inc.  (f/k/a  First  Union   Investors,
            Inc.), and CIBC Inc.

4.12        Investor  Rights  Agreement dated as of December 19,       Incorporated  by reference from Exhibit 10.25
            2001  between  FairPoint   Communications  Solutions       to the Company's 10-K filed on April 1, 2002
            Corp. and Choice One Communications Inc.

4.13        Agreement  dated as of March 31, 2002 between Choice       Incorporated  by reference from Exhibit 10.41
            One  Communications  Inc.  and the Holders set forth       to the Company's 10-Q filed on May 15, 2002.
            on the signature  pages thereto (Morgan Stanley Dean
            Witter  Capital  Partners  IV,  L.P.,  MSDW  IV  892
            Investors,  L.P., Morgan Stanley Dean Witter Capital
            Investors IV, L.P.)

4.14        Warrant  to  Purchase  Shares  of  Common  Stock  of       Incorporated  by reference from Exhibit 10.4,
            Choice One Communications Inc.                             10.5 and 10.6 to the  Company's  8-K filed on
                                                                       August 10, 2000


EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


4.15        Warrant  to  Purchase  Shares  of  Common  Stock  of       Incorporated   by   reference   from  Exhibit
            Choice One Communications Inc.                             10.42,  10.43 and 10.44 to the Company's 10-K
                                                                       filed on April 1, 2002

4.16        Form  of  Warrant  for the  Purchase  of  Shares  of       Incorporated  by reference from Exhibit 10.44
            Common Stock of Choice One Communications Inc.             to the Company's 10-Q filed on May 15, 2002.

4.17        Form  of  Warrant  for the  Purchase  of  Shares  of       Incorporated  by reference from Exhibit 10.45
            Common  Stock  of  Choice  One  Communications  Inc.       to the Company's 10-Q filed on May 15, 2002.
            (warrant   to   purchase   a  number  of  shares  in
            accordance  with the  definition  of  warrant  share
            amount)

4.18        Form of Warrant for the Purchase of Shares Of              Incorporated by  reference from Exhibit 4.3
            Common Stock Of Choice One Communications Inc.             to the Company's 8-K filed on September 27, 2002
            (warrant to purchase a number of shares in
            accordance with the definition of Warrant Share
            Amount) dated September 13, 2002

4.19        Form  of  Warrant  for the  Purchase  of  Shares  Of       Incorporated  by  reference  from Exhibit 4.4
            Common  Stock  Of  Choice  One  Communications  Inc.       to the  Company's  8-K filed on September 27,
            dated September 13, 2002                                   2002

4.20        Form of Warrant for the Purchase of Shares Of              Incorporated by reference from Exhibit 4.5
            Common Stock Of Choice One Communications Inc.             to the Company's 8-K filed on September 27, 2002
            (warrant to purchase a number of shares in
            accordance with the definition of Warrant Share
            Amount) dated September 13, 2002

4.21        Securities  Purchase Agreement dated as of August 1,       Incorporated  by reference  from Exhibit 10.7
            2000  among  Morgan   Stanley  Dean  Witter  Capital       to the Company's 8-K filed on August 10, 2000
            Partners  IV,  L.P.,   Morgan  Stanley  Dean  Witter
            Capital  Partners  IV 892  Investors,  L.P.,  Morgan
            Stanley Dean Witter Capital  Investors IV, L.P., and
            Choice  One  Communications  Inc.  relating  to  the
            purchase  and  sale  of  securities  of  Choice One
            Communications Inc.

4.22        Warrant Issuance Agreement dated as of September           Incorporated  by reference  from Exhibit 10.8
            13, 2002 among Choice One Communications Inc., the         to the  Company's  8-K filed on September 27,
            Issuer, Wachovia Investors, Inc., Morgan Stanley           2002
            Emerging Markets Inc., CIBC Inc., Morgan Stanley
            Dean Witter Capital Partners IV, L.P., MSDW IV 892
            Investors, L.P., Morgan Stanley Dean Witter Capital
            Investors IV, L.P., the Holders and Morgan Stanley
            & Co. Incorporated

10.1        1998  Management  Stock Incentive Plan of Choice One       Incorporated  by  reference  from Exhibit 4.1
            Communications Inc. (May 2000 Restatement)                 to the  September  29, 2000 S-8 located under
                                                                       Securities and Exchange  Commission  File No.
                                                                       333-47002



EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


10.2        Amendment  No.  1  to  the  1998  Management   Stock       Incorporated  by  reference  from Exhibit 4.4
            Incentive  Plan of Choice  One  Communications  Inc.       to the  December  21, 2001 S-8 located  under
            (May 2000 Restatement)                                     Securities and Exchange  Commission  File No.
                                                                       333-75712

10.3        1999  Directors'  Stock Incentive Plan of Choice One       Incorporated  by  reference  from Exhibit 4.1
            Communications Inc.                                        to the  September  29, 2000 S-8 located under
                                                                       Securities and Exchange  Commission  File No.
                                                                       333-47008

10.4        Transaction  Agreement,  dated  as of July 8,  1998,       Incorporated  by reference  from Exhibit 10.3
            among  Choice One  Communications  Inc.,  Choice One       to the February 2000 Registration Statement
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.5        Amendment  No. 1 dated as of  December  18,  1998 to       Incorporated  by reference  from Exhibit 10.4
            Transaction  Agreement,  dated  as of July 8,  1998,       to the February 2000 Registration Statement
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.6        Amendment  No. 2 dated as of  February  18,  1999 to       Incorporated  by reference  from Exhibit 10.5
            Transaction  Agreement,  dated  as of July 8,  1998,       to the February 2000 Registration Statement
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.7        Amendment  No.  3  dated  as  of  May,  14  1999  to       Incorporated  by reference  from Exhibit 10.6
            Transaction  Agreement,  dated  as of July 8,  1998,       to the February 2000 Registration Statement
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.8        Amendment  No.  4  dated  as of  June  30,  1999  to       Incorporated  by reference  from Exhibit 10.7
            Transaction  Agreement,  dated  as of July 8,  1998,       to the February 2000 Registration Statement
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.9        Amendment  No.  5  dated  as of  June  30,  1999  to       Incorporated  by reference  from Exhibit 10.8
            Transaction  Agreement,  dated  as of July 8,  1998,       to the February 2000 Registration Statement
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.10       Amendment  No. 6 dated as of  November  18,  1999 to       Incorporated  by reference  from Exhibit 10.9
            Transaction  Agreement,  dated  as of July 8,  1998,       to the February 2000 Registration Statement
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.11       Amendment  No.  7  dated  as of  August  1,  2000 to       Incorporated  by reference  from Exhibit 10.2
            Transaction  Agreement,  dated  as of July 8,  1998,       to the Company's 8-K filed on August 10, 2000
            among  Choice One  Communications  Inc.,  Choice One
            Communications  L.L.C and holders of Investor Equity
            and Management Equity



EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


10.12       Amendment  No. 8 dated as of  December  20,  2000 to       Incorporated  by reference from Exhibit 10.11
            Transaction  Agreement,  dated  as of July 8,  1998,       to the Company's 10-K filed on March 6, 2001
            among  Choice One  Communications  Inc.,  Choice One
            Communications  L.L.C and holders of Investor Equity
            and Management Equity

10.13       Amendment  No.  9  dated  as of  March  13,  2001 to       Incorporated  by reference from Exhibit 10.12
            Transaction  Agreement,  dated  as of July 8,  1998,       to the  Company's  10-Q  filed on August  14,
            among  Choice One  Communications  Inc.,  Choice One       2001
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.14       Amendment  No.  10  dated  as of  June  21,  2001 to       Incorporated  by reference from Exhibit 10.12
            Transaction  Agreement,  dated  as of July 8,  1998,       to the  Company's  10-Q  filed on August  14,
            among  Choice One  Communications  Inc.,  Choice One       2001
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.15       Amendment  No.  10 dated as of  November  9, 2001 to       Incorporated  by reference from Exhibit 10.15
            Transaction  Agreement,  dated  as of July 8,  1998,       to the Company's 10-K filed on April 1, 2002
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management  Equity (this Amendment No. 10
            is  a  distinct  and  separate  amendment  from  the
            Amendment  No. 10 dated June 21, 2001  referenced in
            Exhibit 10.14 above)

10.16       Amendment  No. 11 dated as of  December  19, 2001 to       Incorporated  by reference from Exhibit 10.16
            Transaction  Agreement,  dated  as of July 8,  1998,       to the Company's 10-K filed on April 1, 2002
            among  Choice One  Communications  Inc.,  Choice One
            Communications   L.L.C.   and  holders  of  Investor
            Equity and Management Equity

10.17       Amendment  No. 13 dated as of September  12, 2002 to       Incorporated  by reference  from Exhibit 10.9
            the  Transaction  Agreement,  dated  as of July  18,       to the  Company's  8-K filed on September 27,
            1998,  among Choice One  Communications  Inc. Choice       2002
            One  Communications  L.L.C.  and holders of Investor
            Equity and Management Equity (as defined therein)

10.18       Form of Executive  Purchase  Agreement dated July 8,       Incorporated  by reference from Exhibit 10.14
            1998  among  the  Choice  One  Communication   Inc.,       to the February 2000 Registration Statement
            Choice  One   Communications   L.L.C.   and  Certain
            Executives of the Registrant

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
            Choice One Communications L.L.C. and Mae Squire-Dow



EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


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
            Choice One Communications L.L.C. and Ajay Sabherwal

10.24       Third Amended and Restated  Credit  Agreement  dated       Incorporated  by reference  from Exhibit 10.1
            as  of   September   13,   2002  among   Choice  One       to the  Company's  8-K filed on September 27,
            Communications Inc., as Guarantor,  its Subsidiaries       2002
            as Borrowers,  Wachovia Investor,  Inc. (f/k/a First
            Union Investors,  Inc.), as Administrative Agent and
            Collateral    Agent,    General   Electric   Capital
            Corporation,  as Syndication  Agent,  Morgan Stanley
            Senior Funding,  Inc., as  Documentation  Agent, and
            the Lenders thereto (the "Amended Credit Agreement")

10.25       Third Amended and Restated  Pledge  Agreement  dated       Incorporated  by reference  from Exhibit 10.2
            as  of  September   13,  2002  made  by  Choice  One       to the  Company's  8-K filed on September 27,
            Communications  Inc. and its Subsidiaries  listed on       2002
            the  signature  pages  thereto in favor of  Wachovia
            Investor, Inc. (f/k/a First Union Investors,  Inc.),
            as Administrative  Agent, for the ratable benefit of
            such Administrative  Agent and the Lenders under the
            Amended Credit Agreement

10.26       Third Amended and Restated Security  Agreement dated       Incorporated  by  reference  from Exhibit 4.2
            as  of  September   13,  2002  made  by  Choice  One       to the  Company's  8-K filed on September 27,
            Communications  Inc. and its Subsidiaries  listed on       2002
            the  signature  pages  thereto in favor of  Wachovia
            Investor, Inc. (f/k/a First Union Investors,  Inc.),
            as Administrative Agent, for the ratable benefit of such
            Administrative Agent and the Lenders under the Amended
            Credit Agreement.

10.27       Subordinated  Guarantee  dated as of  September  13,       Incorporated  by reference  from Exhibit 10.7
            2002  made  by  the   subsidiaries   of  Choice  One       to the  Company's  8-K filed on September 27,
            Communications  Inc.  listed on the signature  pages       2002
            thereto in favor of Morgan Stanley  Senior  Funding,
            Inc., as Bridge  Collateral  Agent,  for the ratable
            benefit of itself and the financial  institutions as
            are,  or may from time to time  become,  parties  to
            the Bridge Agreement Amendment


EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


10.28       Bridge  Financing  Agreement  dated as of  August 1,       Incorporated  by reference  from Exhibit 10.3
            2000  among  Choice  One  Communications  Inc.,  the       to the Company's 8-K filed on August 10, 2000
            Lenders  party  hereto,  and Morgan  Stanley  Senior
            Funding, Inc., as Administrative Agent

10.29       Third  Amendment to the Bridge  Financing  Agreement       Incorporated  by reference  from Exhibit 10.4
            dated as of September 13, 2002,  with respect to the       to the  Company's  8-K filed on September 27,
            Bridge  Financing  Agreement  dated as of  August 1,       2002
            2000, among the Choice One  Communications  Inc., as
            Borrower,  Morgan Stanley Senior  Funding,  Inc., as
            Administrative  Agent and the Lenders  thereto  (the
            "Bridge Agreement Amendment")

10.30       Bridge  Pledge  Agreement  dated as of September 13,       Incorporated  by reference  from Exhibit 10.5
            2002 made by Choice One Communications  Inc. and its       to the  Company's  8-K filed on September 27,
            Subsidiaries  listed on the signature  pages thereto       2002
            in favor of Morgan Stanley Senior Funding,  Inc., as
            Bridge  Collateral Agent, for the ratable benefit of
            itself and the  financial  institutions  as are,  or
            may from time to time become,  parties to the Bridge
            Agreement Amendment

10.31       Form  of  Rollover  Note  for the  Bridge  Financing       Incorporated  by reference from Exhibit 10.46
            Agreement  dated as of August 1, 2000  among  Choice       to the Company's 10-K filed on April 1, 2002
            One  Communications  Inc., the Lenders party hereto,
            and  Morgan   Stanley  Senior   Funding,   Inc.,  as
            Administrative Agent

10.32       Bridge Security  Agreement dated as of September 13,       Incorporated  by reference  from Exhibit 10.6
            2002 made by Choice One Communications  Inc. and its       to the  Company's  8-K filed on September 27,
            Subsidiaries  listed on the signature  pages thereto       2002
            in favor of Morgan Stanley Senior Funding,  Inc., as
            Bridge  Collateral Agent, for the ratable benefit of
            itself and the  financial  institutions  as are,  or
            may from time to time become,  parties to the Bridge
            Agreement Amendment.

10.33       Lease      between      the      Registrant      and       Incorporated  by reference from Exhibit 10.21
            Bendersen-Rochester  Associates,  LLC dated  October       to the February 2000 Registration Statement
            14, 1998, as amended

10.34       Unit  Purchase  Agreement  dated as of  October  21,       Incorporated  by reference from Exhibit 10.22
            1999  among  the  Registrant,  Atlantic  Connections       to the February 2000 Registration Statement
            L.L.C., ACL  Telecommunications,  LTD., Paul Cissel,
            Antonio Lopez,  Jr. and North Atlantic  Venture Fund
            II, L.P

10.35       General Agreement between the Registrant and Lucent        Incorporated by reference from Exhibit 10.23
            Technologies effective as of July 17, 1998,                to the February 2000 Registration Statement
            as  amended


10.36       Service Bureau Agreement  between the Registrant and       Incorporated  by reference from Exhibit 10.24
            Saville Systems Inc. effective September 30, 1998          to the February 2000 Registration Statement



EXHIBIT
NUMBER     DESCRIPTION                                                 LOCATION
------     ----------                                                  --------


10.37       Agreement  and Plan of Merger  by and  among  Choice       Incorporated  by reference  from Exhibit 99.2
            One   Communications    Inc.,   Barter   Acquisition       to the Company's 8-K/A filed on May 16, 2000
            Corporation,  US Xchange,  Inc. and the  Stockholder
            of US Xchange, Inc. dated as of May 14, 2000

10.38       Fiber Optic  Agreement and Grant of IRU dated August       Incorporated  by reference  from Exhibit 10.9
            1, 2000 by and  between  Choice  One  Communications       to the Company's 8-K filed on August 10, 2000
            Inc. and RVP Fiber Company, L.L.C.

10.39       Form of Executive Employment Agreement between             Incorporated by reference from Exhibit 10.10
            former executives of US Xchange, Inc. and                  to the Company's 8-K filed on August 10, 2000
            Choice One Communications Inc.

10.40       Master Facilities Agreement between Fiber                  Incorporated by  reference from Exhibit 10.1
            Technologies Operating Company, LLC                        to the Company's 10-Q for the quarter ended
            and Choice One Communications Inc.                         June 30, 2000
            dated as of May 31, 2000 *

10.41       Addendum Number One 5ESS(R) Switch and Transmission        Incorporated by reference from Exhibit 10.1
            Systems Purchase Agreement between Choice One              to the Company's 10-Q for the quarter ended
            Communications Inc. and Lucent Technologies Inc.           March 31, 2000
            dated as of January 1, 2000 **

10.42       Choice One Communications Inc. 401(k) Plan                 Incorporated  by  reference  from Exhibit 4.3
                                                                       to the October  23,  2000 S-8  located  under
                                                                       Securities and Exchange  Commission  File No.
                                                                       333-48430


10.43       Amendment No.1 and No. 2 to the Choice One                 Incorporated  by  reference  from Exhibit 4.4
            Communications Inc. 401(k) Plan                            to the  December  21, 2001 S-8 located  under
                                                                       Securities and Exchange  Commission  File No.
                                                                       333-75710

10.44       Network Transition Agreement dated as of November          Incorporated  by reference from Exhibit 10.53
            7, 2001 between FairPoint Communications Solutions         to the Company's 10-K filed on April 1, 2002
            Corp., Choice One Communications Inc. and selected
            subsidiaries of Choice One Communications Inc.

21.1        Subsidiaries of Choice One Communications Inc.             Filed herewith

23.1        Consent of Pricewaterhouse Coopers LLP, independent        Filed herewith
            public accountants

99.1        Certification  by  Chief  Executive   Officer  filed       Filed herewith
            herewith  pursuant  to 18 U.S.C.  Section  1350,  as
            adopted    pursuant    to   Section   906   of   the
            Sarbanes-Oxley Act of 2002

99.2        Certification  by  Chief  Financial   Officer  filed       Filed herewith
            herewith  pursuant  to 18 U.S.C.  Section  1350,  as
            adopted    pursuant    to   Section   906   of   the
            Sarbanes-Oxley Act of 2002


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