Form 10-Q
period 2003-03-31
CHOICE ONE COMMUNICATIONS INC
filed 2003-05-14
CIK 1091953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          Quarterly Report on Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes  X    No _____
                                       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _______ No X
                                                          ----

As of April 30, 2003, there were outstanding 44,025,164 shares of the registrant's common stock, par value $0.01 per share.


                             CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                                       INDEX

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2003 and
              December 31, 2002.................................................................................2

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2003 and March 31, 2002.................................................................3

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2003 and March 31, 2002.................................................................4

              Notes to Condensed Consolidated Financial Statements..............................................5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................28

Item 4.       Controls and Procedures..........................................................................29

PART II.          OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................30

Item 2.       Changes in Securities and Use of Proceeds........................................................30

Item 3.       Defaults Upon Senior Securities..................................................................30

Item 4.       Submission of Matters to a Vote of Security Holders..............................................30

Item 5.       Other Information................................................................................30

Item 6.       Exhibits and Reports on Form 8-K.................................................................30

Signatures.....................................................................................................31

Certifications.................................................................................................32

                                      (i)


                                              PART I FINANCIAL INFORMATION
                                     CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                 (amounts in thousands, except share and per share data)

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                             2003               2002
                                                                                             ----               ----
                                                                                         (Unaudited)
                                         ASSETS
Current Assets:
     Cash and cash equivalents........................................................     $    20,192      $    29,434
     Accounts receivable, net.........................................................          38,372           43,215
     Prepaid expenses and other current assets........................................           3,465            2,298
                                                                                                 -----          -------
         Total current assets.........................................................          62,029           74,947

Property and equipment, net of accumulated depreciation...............................         325,256          336,711

Intangible assets, net of accumulated amortization....................................          43,734           47,479
Other assets, net.....................................................................           4,908            4,813
                                                                                            ----------       ----------
Total assets..........................................................................      $  435,927       $  463,950
                                                                                            ==========       ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber...........   $         481    $         461
     Accounts payable..................................................................         12,949           14,717
     Accrued expenses..................................................................         47,048           58,381
                                                                                                ------           ------
         Total current liabilities.....................................................         60,478           73,559

Long-term debt, net....................................................................        604,488          595,941
Interest rate swaps....................................................................         18,253           19,308
Long-term portion of capital leases for indefeasible rights to use fiber...............         33,916           31,968
Other long-term liabilities............................................................          3,652            3,581
                                                                                             ---------        ---------
         Total long-term debt and other liabilities....................................        660,309          650,798

Commitments and Contingencies (Note 13)
Redeemable Preferred Stock:
     Series A Preferred stock, $0.01 par value, 340,000 shares authorized; 251,588 shares issued and outstanding, at March 31, 2003 and December 31, 2002,  respectively,
     ($306,314 liquidation value at March 31, 2003) ...................................        255,887          243,532

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding....................................              -                -


     Common stock, $0.01 par value, 150,000,000 authorized; 43,721,018 and 42,478,396
       shares issued as of March 31, 2003 and December 31, 2002, respectively..........            437              425
     Treasury stock, 135,415 shares, at cost, at March 31, 2003 and December 31, 2002..           (473)            (473)
     Additional paid-in capital........................................................        487,199          498,439
     Deferred compensation.............................................................           (762)            (391)
     Accumulated other comprehensive loss..............................................        (18,253)         (19,308)
     Accumulated deficit...............................................................     (1,008,895)        (982,631)
                                                                                            ----------       ----------
     Total stockholders' deficit.......................................................       (540,747)        (503,939)
                                                                                           -----------       ----------
     Total liabilities and stockholders' deficit.......................................    $   435,927       $  463,950
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



                                  CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (amounts in thousands, except share and per share data)


                                                                                         THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                        2003              2002
                                                                                        ----              ----
                                                                                    (Unaudited)        (Unaudited)


Revenue                                                                             $   80,100         $   70,595
Operating expenses:
     Network costs.....................................................                 40,526             42,185
     Selling, general and administrative, including non-cash compensation of $475 and $2,109 in 2003 and 2002, respectively, and non-cash management ownership allocation charge of  $0 and $5,367 in
       2003 and 2002, respectively.....................................                 32,371             45,196
     Restructuring costs/(credits).....................................                   (535)                -
     Loss on disposition of assets.....................................                     59                245
     Depreciation and amortization.....................................                 17,569             16,174
                                                                                        ------           --------
     Total operating expenses..........................................                 89,990            103,800
                                                                                        ------            -------
Loss from operations...................................................                 (9,890)           (33,205)
Other income/(expense):
     Interest and other income.........................................                    103                 54
     Interest expense..................................................                (16,477)           (14,164)
                                                                                     ---------          ---------
         Total other income/(expense), net.............................                (16,374)           (14,110)
                                                                                     ---------          ---------
Net loss ..............................................................                (26,264)           (47,315)
     Accretion of preferred stock......................................                  2,592              1,986
     Accrued dividends on preferred stock..............................                  9,763              8,508
                                                                                    ----------         ----------
Net loss applicable to common stockholders.............................               $(38,619)          $(57,809)
                                                                                      ========           ========

Net loss per share, basic and diluted..................................            $     (0.72)      $      (1.37)
                                                                                   ===========         ==========

Weighted average number of shares outstanding, basic and diluted.......             53,509,878         42,107,565
                                                                                    ==========         ==========


    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.




                                  CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (amounts in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    2003                2002
                                                                                    ----                ----
Cash flows from operating activities:
Net loss................................................................         $ (26,264)        $  (47,315)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposition of assets.......................................                59                245
    Depreciation and amortization.......................................            17,569             16,174
    Interest payable in-kind on long-term debt..........................             7,583              5,794
    Amortization of deferred financing costs............................             1,141              1,016
    Amortization of discount on long-term debt..........................               268                123
    Non-cash compensation and management ownership allocation charge....               475              7,476
    Changes in assets and liabilities:
       Decrease/(increase) in accounts receivable, net..................             4,843            (10,500)
       Increase in prepaid expenses and other assets....................            (1,376)              (783)
       Decrease in accrued restructuring costs..........................            (1,001)                -
       (Decrease)/increase in account payable and accrued expenses......           (11,420)               605
                                                                                   -------       ------------
          Net cash used in operating activities.........................            (8,123)           (27,165)

Cash flows from investing activities:
    Capital expenditures................................................            (1,871)            (6,466)
    Proceeds from sale of assets........................................                14                872
                                                                                 ---------           --------
       Net cash used in investing activities............................            (1,857)            (5,594)

Cash flows from financing activities:
       Additions to long-term debt......................................               875             62,400
       Principal payments of long-term debt.............................                -             (41,100)

       Payments under long-term capital leases for indefeasible rights
       to use fiber.................................................                  (137)               (84)
                                                                                 ----------      -------------
Net cash provided by financing activities...............................               738             21,216
                                                                                ----------          ---------
Net decrease in cash and cash equivalents...............................            (9,242)           (11,543)
                                                                                  ---------          ---------

Cash and cash equivalents, beginning of period..........................            29,434             14,415
                                                                                 ---------          ---------
Cash and cash equivalents, end of period................................         $  20,192         $    2,872
                                                                                 =========         ==========



    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

                                   (Unaudited)
             (Amounts in thousands, except share and per share data)


NOTE 1.   DESCRIPTION OF BUSINESS

Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services. The Company, incorporated under the laws of the State of Delaware on June 2, 1998, provides these services primarily to small and medium-sized businesses in 29 second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services, high-speed data and Internet services, and web hosting and design services. The Company seeks to become the leading integrated communications provider in each market by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2003.

Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on the results of operations and cash flows for the periods presented.

NOTE 3.   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced net losses applicable to common stockholders of $38.6 million, $50.5 million, and $57.8 million for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively. At March 31, 2003, the Company had $20.2 million in cash and cash equivalents and an additional $2.6 million available under its senior credit facility. The $2.6 million is available in equal quarterly installments and subject to no "material adverse change" in the business, as defined in the Company's Third Amended and Restated Credit Agreement (the "Credit Agreement"). The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2002 and 2001, and the three months ended March 31, 2003. The Company has a net stockholders' deficit of $540.7 million as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

o    Maintaining a high client retention rate,

o Completing operational initiatives to optimize the Company's network and lower its cost structure,

o Reducing general and administrative expenses through automation and a reduction in workforce,

o    Exiting one market in 2002 that was found to be unprofitable,

o    Introducing new products to improve revenue growth and profitability, and

o Redeploying assets held for use to reduce the requirement for capital expenditures.


The Company has an operating plan for the year ended December 31, 2003 (the "2003 plan"). Despite its net losses in prior years, if the Company is able to substantially execute the 2003 plan, then it should have sufficient resources to fund current operations through December 31, 2003. The Company's viability is dependent upon its ability to continue to execute under its business strategy and to begin to generate positive cash flows from operations during 2003. The success of the Company's business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in its operating cash flows and managing its costs and capital expenditures to be able to meet its debt service obligations. However, the Company's revenue and costs may be dependent upon factors that are not within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements.


The Company's continuation as a going concern is dependent on its ability to substantially achieve its 2003 plan. While the substantial achievement of the Company's 2003 plan should provide the Company with positive cash and cash equivalents in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement at December 31, 2003, there can be no assurance that the Company will be successful in executing its business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to the Company, or at all. There are conditions to the Company's ability to borrow under its senior credit facility, including the continued satisfaction of covenants and absence of a material adverse change, as defined in the Credit Agreement. These covenants are minimum cash and committed financing of $10.0 million through July 1, 2004, and maximum capital expenditures that vary annually as described in the Credit Agreement. A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company can make no assurance that it will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from its obligations, or that it will be successful in these efforts. As of March 31 2003, the Company was in compliance with these covenants and, if the Company is able to substantially execute its 2003 plan, the Company expects to remain in compliance with these covenants for the remainder of 2003. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS


In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted this standard on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard amends Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company adopted this standard on January 1, 2003. The adoption of this standard did not have an impact on the Company's financial condition or results of operations as it will only impact the Company's future exit or disposal activities, if any.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation". This statement permits two additional transition methods for entities to apply when implementing the fair value recognition provisions of SFAS No. 123. The standard also establishes new disclosure requirements and requires prominent display of such disclosures. The standard is effective for financial statements for fiscal years ending after December 31, 2002, with early application permitted. The Company adopted this standard effective January 1, 2003. On a prospective basis, the Company changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123, and the impact of the adoption is reflected in the Company's results of operations for the three months ended March 31, 2003. The adoption of SFAS Nos. 123 and 148 during the three months ended March 31, 2003 resulted in the Company recording $0.4 million of compensation expense for the fair value of options granted during the period and deferring $0.6 million to be recognized over the remaining vesting period of the options. Refer to Note 10 "Stock Option Plans" for disclosures required upon adoption of this pronouncement.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This standard amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial condition or results of operations.

On January 17, 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The Company's adoption of the provisions of FIN No. 46 is not expected to have a material impact on the Company's financial condition, or results of operations.

NOTE 5.   PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following:

                                                                March 31, 2003           December 31, 2002
                                                                --------------           -----------------
         Switch equipment...................................    $   303,106                   $  300,506
         Computer equipment and software....................         57,331                       55,598
         Office furniture and equipment.....................          9,904                        9,950
         Leasehold improvement..............................         22,770                       22,815
         Indefeasible right to use fiber (IRU)..............         69,475                       67,548
         Assets held for use................................          6,252                        5,132
         Construction in progress...........................          1,642                        5,665
                                                                -----------                   ----------
                  Total property and equipment                      470,480                      467,214

         Less:  accumulated amortization on IRUs............         (6,310)                      (5,452)
                accumulated depreciation....................       (138,914)                    (125,051)
                                                                -----------                   ----------
                  Property and equipment, net                    $  325,256                   $  336,711
                                                                 ==========                   ==========

Depreciation expense for the three months ended March 31, 2003 and March 31, 2002, amounted to $14.0 million and $13.6 million, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.   INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The following schedule sets forth the major classes of intangible assets held by the
Company:


                                                          March 31, 2003    December 31, 2002
                                                          --------------    -----------------
Amortized intangibles:

     Customer relationships..........................       $  53,635           $  53,635
     Deferred financing costs........................          29,813              29,785
         Less: accumulated amortization.....
                  Customer relationships.............         (28,468)            (25,787)
                  Deferred financing costs...........         (11,246)            (10,154)
                                                            ---------             -------
         Intangible assets, net .....................       $  43,734           $  47,479
                                                            =========            ========



Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods:

         April to December, 2003............................  $  8,045
         2004...............................................    10,616
         2005...............................................     6,027
         2006...............................................       370
         2007...............................................       109

Amortization expense was $3.6 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 7.   ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                                March 31, 2003           December 31, 2002
                                                                --------------           -----------------
      Accrued network costs..............................        $  25,270                  $  33,936

      Accrued payroll and payroll related benefits.......            3,215                      2,883

      Accrued collocation costs..........................            6,034                      5,723

      Accrued interest...................................            1,192                      1,222

      Accrued restructuring costs........................              790                      1,695

      Deferred revenue...................................            4,758                      4,990

      Other..............................................            5,789                      7,932
                                                                 ------------             --------------
                  Total accrued expenses                         $  47,048             $       58,381
                                                                 ============             ==============

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.   DEBT

         Long-term debt outstanding consists of the following:

                                                                    March 31, 2003           December 31, 2002
                                                                    --------------           -----------------
         Senior credit facility:

             Term A loan....................................        $  125,000                $ 125,000

             Term B loan....................................           125,000                  125,000

             Term C loan....................................            42,330                   41,389

             Term D loan....................................             1,750                      875

             Revolver.......................................           100,000                  100,000

         Subordinated notes.................................           210,408                  203,677
                                                                       -------                  -------
                                                                     $ 604,488                $ 595,941
                                                                     =========                =========

Included in the subordinated notes is a discount of $2.6 million and $2.8 million as of March 31, 2003 and December 31, 2002, respectively. Included in the Term C loan is a discount of $4.0 million and $4.1 million as of March 31, 2003 and December 31, 2002, respectively, and payable-in-kind ("PIK") interest which accreted to principal of $1.8 million and $1.0 million as of March 31, 2003 and December 31, 2002, respectively.


The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the three months ended March 31, 2003 and 2002, $0.2 million and $0.1 million of the discount on the subordinated notes was amortized, respectively. The discount on the Term C loan is also being amortized over its seven and one-half year term. For the three months ended March 31, 2003, $0.1 million of the discount on the Term C loan was amortized.

The Company's Credit Agreement provides the Company with the following borrowing limits, maturities and interest rates:

                                                         Principal
                                                           Amount                             Maturity
                                                           ------                             --------
Revolving credit facility...........                    $ 100,000                           July 31, 2008
Term A loan - multiple draw.........                      125,000                           July 31, 2008
Term B loan.........................                      125,000                        January 31, 2009
Term C loan.........................                       44,500                          March 31, 2009
Term D loan.........................                        4,375                        January 31, 2009


                                                Interest Rate Options                     Interest Terms


Revolving credit facility...........      LIBOR + 4.00% or Base Rate+3.00%*              Payable monthly
Term A loan - multiple draw.........      LIBOR + 4.00% or Base Rate+3.00%*              Payable monthly
Term B loan.........................      LIBOR + 4.75% or Base Rate+3.75%              Payable monthly
Term C loan.........................      LIBOR + 5.75% or Base Rate+4.75%           Accrues to principal
Term D loan.........................      LIBOR + 4.00% or Base Rate+3.00%*              Payable monthly

*- The applicable margin is determined by a grid tied to the Company's leverage ratio. Initially, the applicable margin is 4.0% if the LIBOR rate is used or 3.0% if the Base Rate is used.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through July 1, 2004, and limit the Company to a maximum amount of capital expenditures that vary annually as described in the Credit agreement. A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company was in compliance with all covenants under the Credit Agreement for the three months ended March 31, 2003.

As of March 31, 2003, the Company had principal borrowings of $202.7 million in subordinated notes, excluding the discount of $2.6 million and PIK interest of $10.3 million. Interest on the notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter, interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. The subordinated notes mature on November 9, 2010.

As of March 31, 2003, the maximum borrowings under the Term A loan, Term B loan, Term C loan, and the revolver loan were all outstanding. There was $1.8 million outstanding under the Term D loan at March 31, 2003. At March 31, 2003, $206.6 million was variable rate debt and $397.9 million was fixed rate debt, including variable rate debt fixed by the interest rate swap agreements. The weighted average floating interest rate and the weighted average fixed swapped interest rate at March 31, 2003 were 5.71% and 11.93%, respectively.

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

At March 31, 2003, the Company had interest rate swap agreements with notional principal amounts of $62.5 million and $125.0 million expiring in May 2003 and February 2006, respectively. The interest rate swap agreements are based on the three-month LIBOR, which are fixed at 4.985% and 6.94%, respectively. Approximately 47% of the underlying facility debt is being hedged with these interest rate swap agreements. The fair value of the interest rate swap agreements was $18.3 million and $19.3 million as of March 31, 2003 and December 31, 2002, respectively. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreements at the reporting date.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the interest rate swap agreements is included in the accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreements is the only component of other comprehensive loss. Comprehensive loss was $25.2 million and $45.0 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

NOTE 10.  STOCK OPTION PLANS

In accordance with SFAS No. 148, the Company adopted the financial statement measurement and recognition provisions of SFAS No. 123 effective January 1, 2003. Under SFAS No. 123, on a prospective basis, the Company recognizes compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options. The adoption of SFAS Nos. 123 and 148 during the three months ended March 31, 2003 resulted in the Company recording $0.4 million of compensation expense for the fair value of options granted during the period and deferring $0.6 million to be recognized over the remaining vesting period of the options.

For stock options granted prior to December 31, 2002, the Company accounts for stock based compensation issued to its employees in accordance with the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value of the options at the grant dates for awards granted prior to December 31, 2002 consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amount indicated below:



                                                                    Three months Ended    Three months Ended
                                                                        March 31,             March 31,
                                                                          2003                  2002
                                                                          ----                  ----

     Net loss as reported.........................................   $  (26,264)           $  (47,315)
     Stock-based employee compensation expense included
     in reported net loss, net of related tax effects.............          475                   381
     Total stock-based employee compensation expense
     determined under fair value based method for all awards,
     net of related tax effects..................................          (780)              (13,876)
                                                                          ------             --------
     Net loss pro forma..........................................   $   (26,569)           $  (60,810)
                                                                        ========              =======


Net loss per share, basic and diluted:

                                                                    Three months Ended    Three months Ended
                                                                        March 31,             March 31,
                                                                          2003                  2002
                                                                          ----                  ----
     As reported.................................................        $ (0.72)              $ (1.37)
     Pro forma...................................................        $ (0.73)              $ (1.69)

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


For purposes of the disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions for the three month period ended:



                                                                     March 31, 2003        March 31, 2002
                                                                     --------------        --------------
     Dividend yield................................................     0.00 percent         0.00 percent
     Expected volatility...........................................   220.93 percent       131.68 percent
     Risk-free interest rate.......................................     3.00 percent         4.97 percent
     Expected life..................................................      4 years              7 years



The weighted average grant date fair value of options granted during the three-month period ended March 31, 2003 and 2002, was $0.25 and $3.25, respectively.

In November 2002, the Company's Board of Directors approved a voluntary stock option exchange program for eligible employee option holders under the 1998 Employee Stock Option Plan. Options granted on or before January 2, 2002 were eligible for the exchange program, except for the performance-based options issued on January 1, 2002. To participate in the exchange program, employees must have been continually employed by the Company throughout the tender offer period and until the grant of new options. Employee participation in the program was strictly voluntary and options issued under the Company's 1999 Plan were excluded from the stock option exchange program. The number of new options issued varied depending on the exercise price of the options tendered according to the following exchange ratios:

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

The Company had options and warrants to purchase 6,498,902 and 8,986,056 shares outstanding at March 31, 2003 and 2002, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 11.  RESTRUCTURING COSTS

In September 2002, the Company identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in its Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites.

On September 5, 2002, the Company announced it had reduced its workforce by 102 operational and administrative positions. All positions were terminated by September 30, 2002 and termination benefits for these positions were included in the restructuring costs.

On October 9, 2002, the Company notified its customers in the communities of Ann Arbor and Lansing, Michigan that the Company would be closing that market. The Company stopped selling services to new customers in this market and notified existing customers of the decision and the approximate time remaining until services were terminated, which was in December 2002. The Company has and will continue to redeploy certain equipment from this market to other markets to optimize its network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market were not significant to the Company's consolidated results of operations.

In connection with the above activities, the Company recorded restructuring costs of $5.3 million, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million.

During February 2003, the Company modified a portion of its restructuring plan related to reduced reliance on certain collocation sites. As the Company engaged in its restructuring actions in the first quarter of 2003, the Company was informed that additional costs would be charged to it by the established telephone companies in connection with the restructuring. Based on this new information, the Company reduced the number of collocation sites that would be affected. As a result of this plan modification, the Company reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, the Company increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

At March 31, 2003, approximately $1.0 million of the total restructuring costs recognized had been paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.9 million that extend beyond one year and are included in other long-term liabilities. The following table highlights cumulative restructuring activities through March 31, 2003:

                                                       Termination       Lease               Network
                                                        Benefits      Obligations         Facility  Costs       Total
                                                        --------      -----------         ---------------       -----
Initial restructuring charge.......................     $  559        $   3,441             $ 1,283            $ 5,283
Payment of benefits and other obligations..........       (537)             (25)                 -                (562)
                                                        -------      -----------       ------------          ----------
Balance at December 31, 2002.......................         22            3,416               1,283              4,721
Payment of benefits and other obligations..........        (72)             (98)               (297)              (467)
Adjustments due to plan modifications..............         50               -                 (585)              (535)
                                                      --------     ------------           ---------          ----------
Balance at March 31, 2003..........................    $    -         $   3,318           $     401            $ 3,719
                                                       =======        ==========           ========           ========

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

During the three months ended March 31, 2003, the Company executed a capital lease for the indefeasible rights to use fiber for $1.9 million under the master facilities agreement with FiberTech Networks, LLC. The lease was for fiber deployed in Columbus, Ohio.

Supplemental disclosures of non-cash investing activities and cash flow information for the three months ended:

                                                                              March 31, 2003     March 31, 2002
                                                                              --------------     --------------
    Interest paid.......................................................      $   7,511          $   7,254

    Capital lease obligations for IRUs..................................      $   1,923          $     372

    Issuance of common stock for employer 401(k) contribution...........      $      281         $      -

NOTE 13.  COMMITMENTS AND CONTINGENCIES

On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T"). This action is now pending in the United States District Court for the Western District of New York (02-CV-6090L). The Company is seeking damages from AT&T for breach of contract based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. The parties are now engaged in the discovery process.

On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court of the Southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The underwriters are also the subject of publicly disclosed investigations by several governmental agencies. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants have been dismissed without prejudice, by an agreement with the plaintiffs. The court recently denied motions to dismiss the cases, and the parties are discussing a framework for conducting discovery, including a process for limiting discovery involving issuers such as the Company in all but a few test cases. Settlement discussions with the plaintiffs are ongoing under the guidance of a mediator, but it is not possible to predict whether and when, and on what terms, any settlement might eventually be finalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, we make oral and written statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We desire to take advantage of the "safe harbor" provisions in the Private Securities Litigation Reform Act of 1995 for forward-looking statements made by us from time to time, including, but not limited to, the forward-looking information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q and in other filings with the Securities and Exchange Commission ("SEC"). The words or phrases "believes", "expects", "estimates", "anticipates", "will", "will be", "could", "may" and "plans" and the negative or other similar words or expressions identify forward-looking statements made by or on behalf of the Company.

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

These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K, filed on March 31, 2003. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

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

We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of March 31, 2003, we have connected 93% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

We evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by our clients subscribing to our services. Although the number of lines we service for each client may vary, our primary focus is on the small- to medium-sized business customer. On average, our clients have 5 lines. We plan to continue to focus primarily on small- to medium-sized business clients.

The table below provides selected key operational data as of:

                                                              March 31, 2003            March 31, 2002
                                                              --------------            --------------

         Markets served                                              29                        30

         Number of switches-voice                                    25                        26

         Number of switches-data                                     63                        63

         Total central office collocations                           517                       528

         Markets with operational fiber                              19                        14

         Estimated addressable market (Business lines)               5.7 million               5.7 million

         Lines in service-total                                      510,818                   430,095

         Lines in service-voice                                      493,307                   416,302

         Lines in service-data                                       17,511                    13,793

         Total employees                                             1,410                     1,820

         Direct sales employees                                      292                       541

In this filing, we include references to and analyses of adjusted earnings before interest, income taxes, depreciation, amortization and other non-cash charges ("Adjusted EBITDA") amounts. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for net cash provided by/(used in) operating activities determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the most directly comparable financial measure under GAAP. Management believes that the presentation of adjusted EBITDA is meaningful because it is an indicator of our ability to service existing debt, to sustain potential increases in debt, and to satisfy capital requirements. Adjusted EBITDA is also used in the calculation of management's variable compensation. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

The following table shows the differences between our cash flow from operations as determined in accordance with GAAP and our adjusted EBITDA:

 (in thousands)
                                                                               Three Months Ended
                                                                               ------------------
                                                                   March 31,      December 31,   March 31,
                                                                     2003              2002         2002
                                                                   ---------      ------------   ----------
Net cash used in operating activities......................        $ (8,123)       $   (5,091)  $ (27,165)
Adjustments to reconcile:
   Changes in assets and liabilities.......................           8,954            (3,932)     10,678

   Less: Net interest expense currently payable
     Other (income)/expense, net...........................          16,374            16,799      14,110
     Amortization of deferred financing costs..............          (1,141)           (1,404)     (1,016)
     Amortization of discount on long-term debt............            (268)             (261)       (123)
     Interest payable in-kind on long-term debt............          (7,583)           (7,756)     (5,794)
                                                                     -------           ------     -------
     Net interest expense currently payable                           7,382             7,379       7,177
                                                                      -----            ------       -----
Adjusted EBITDA............................................        $  8,213        $   (1,645)  $ 9,310)
                                                                   ========        ==========   =========

In September 2002, we identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in our Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites. In connection with these activities, we recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million.

As we engaged in our restructuring actions in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we modified a portion of the restructuring plan and reduced the number of collocation sites that would be affected. As a result of this plan modification, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO MARCH 31, 2002

REVENUE

We generated $80.1 million in revenue during the three months ended March 31, 2003. This represents a 13.5% increase compared to revenue for the three months ended March 31, 2002, and a 10.4% increase compared to the revenue for three months ended December 31, 2002. Of our total revenue increase from the three months ended March 31, 2002, approximately $9.7 million was attributable to increases in voice revenue and $1.5 million was attributable to increases in data revenue. These increases were offset by a $1.7 million decrease in access revenue. The favorable changes in voice and data revenue from the same quarter a year ago are primarily attributable to an increase in the average number of lines in service. The average number of voice lines increased by approximately 101,000 and the average number of data lines increased by approximately 5,100 lines. Our lines in service at March 31, 2003 increased 18.8% from March 31, 2002.

Access revenue decreases resulted from regulatory changes adopted by the Federal Communications Commission "(FCC") that became effective on July 1, 2002, which set the amount that we may charge other carriers for access service, were offset by the increase in our average number of lines previously noted.

Average revenue per line for the three months ended March 31, 2003 as compared to March 31, 2002, declined by 5.1% for voice service, by 6.8% for data service, and by 29.9% for access service. Average revenue per line as compared to the three months ended December 31, 2002 did not fluctuate materially. Revenue in subsequent quarters is expected to increase from the level realized during the three months ended March 31, 2003 and prior year quarters due to projected increases in the number of lines in service, anticipated increases in our penetration in existing markets, and the introduction and sales of additional value added services to our existing customers. Average revenue per line during the remainder of 2003 will be impacted by Federal Communications Commission mandated reductions in access rates, negotiated contract rates for reciprocal compensation and access, and our ability to succeed in selling services in a competitive environment.

Our churn of facilities-based business clients for the three months ended March 31, 2003 decreased slightly to an average of 1.5% per month. Our churn levels continue to compare favorably to the churn experienced by other comparable companies within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and data services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

Network costs for the three months ended March 31, 2003 were $40.5 million representing a 3.9% decrease compared to network costs for the three months ended March 31, 2002, and a 1.1% decrease compared to network costs for the three months ended December 31, 2002. Network costs as a percentage of total revenues were 50.6% at March 31, 2003, down from 59.8% at March 31, 2002 and 56.5% at December 31, 2002. Network costs, as a percentage of revenue, are anticipated to continue to decrease reflecting the benefits of our fiber network implementation and other network efficiencies realized from the increased number of installed lines.

Additionally, we have continued with initiatives introduced in 2002 to optimize our existing network. During the three months ended March 31, 2003, our average cost per line declined approximately 24% as compared to the three months ended March 31, 2002, and approximately 1.9% as compared to the three months ended December 31, 2002, which highlights the effectiveness of our network optimization initiatives, economies of scale, and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation and amortization expense.

Our network costs include:

o Leases of high-capacity digital lines that interconnect our network with established telephone company networks;

o    Leases of our inter-city network;

o    Leases of local loop lines which connect our clients to our network;

o Leased space in established telephone company central offices for collocating our transmission equipment;

o    Completion of local calls originated by our clients, and

o Completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients.

We lease fiber capacity in certain markets when economically justified by traffic volume growth in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company. Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive advantage in our markets.

During the three months ended March 31, 2003, we took possession of fiber network in Columbus, Ohio under a 20 year lease with Fibertech Networks, LLC ("FiberTech") bringing to 19 the number of markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 3 markets across our footprint. Our fiber network now consists of 2,483 route miles of intra- and inter-city fiber miles, of which 2,215 miles is operational. Once complete, our planned fiber network will consist of approximately 3,418 fiber miles.

Our revenues exceeded our network costs by $39.6 million, or 49.4% of revenue, for the three months ended March 31, 2003, compared to $28.4 million, or 40.2% of revenue, for the three months ended March 31, 2002, and $31.6 million or 43.5% of revenue for the three months ended December 31, 2002. We expect that our revenue in excess of network costs, as a percentage of revenue, will improve as our revenue increases and we realize additional cost efficiencies in our network costs during 2003.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2003 were $32.4 million compared to selling, general and administrative expenses of $45.2 million and $33.4 million during the three months ended March 31, 2002 and December 31, 2002, respectively. Excluding the non-cash compensation and management ownership allocation charges, the selling, general and administrative expenses decreased 15.4% from $37.7 million during the three months ended March 31, 2002 to $31.9 million during the three months ended March 31, 2003. For the three months ended December 31, 2002 selling, general and administrative expenses excluding non-cash compensation and management allocation was $33.2 million.

Selling, general and administrative expenses, excluding non-cash compensation and management ownership allocation charges, as a percentage of revenue was 39.8% for the three months ended March 31, 2003 as compared to 53.4% for the three months ended March 31, 2002 and 45.8% for the three months ended December 31, 2002. The changes in selling, general and administrative expenses resulted primarily from changes in the number of employees and offset by the growth of our operations and systems support services. During the three months ended March 31, 2003, salary, commissions and benefits decreased approximately $5.1 million, directly related to headcount decreases as compared to the three months ended March 31, 2002.

The number of individuals we employed decreased to approximately 1,410 at March 31, 2003. We employed 1,820 and 1,539 individuals at March 31, 2002 and December 31, 2002, respectively.

Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

o    Network maintenance costs;

o    Administrative overhead and office lease expense; and

o    Bad debt expense.

Also included in selling, general and administrative expenses for the three months ended March 31, 2003, are non-cash charges for management ownership allocation and compensation amortization of $0.5 million. This compares to the non-cash charges of $7.5 million for the three months ended March 31, 2002. Non-cash compensation expense for the three months ended March 31, 2003 includes the expense associated with our adoption of SFAS No. 148. Prospectively, beginning on January 1, 2003, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123. Non-cash compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING COSTS

In September 2002, we identified opportunities to optimize the use of capital and company assets and committed to a plan of workforce reductions, closing operations in our Ann Arbor and Lansing, Michigan market and reducing reliance on certain collocation sites.

On September 5, 2002, we announced we had reduced our workforce by 102 operational and administrative positions. All positions were terminated by September 30, 2002 and termination benefits for these positions were included in the restructuring costs.

On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market. We stopped selling services to new customers in this market and notified existing customers of the decision and the approximate time remaining until services were terminated, which was in December 2002. We have and will continue to redeploy certain equipment from this market to other markets to optimize our network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market were not significant to our consolidated results of operations.

In connection with the above activities, we recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million.

During February 2003, we modified a portion of our restructuring plan related to reduced reliance on certain collocation sites. As we engaged in our restructuring actions in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result of this plan modification, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

For the three months ended March 31, 2003, approximately $0.5 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.9 million that extend beyond one year and are included in other long-term liabilities. The following table highlights cumulative restructuring activities through March 31, 2003:

                                                      Termination      Lease              Network
                                                       Benefits      Obligations       Facility Costs         Total
                                                       --------      -----------       --------------         -----

Initial restructuring charge.......................     $  559          $ 3,441             $ 1,283           $  5,283
Payment of benefits and other obligations..........       (537)             (25)                 -                (562)
                                                        -------        ---------        -----------           ---------
Balance at December 31, 2002.......................         22            3,416               1,283              4,721
Payment of benefits and other obligations..........        (72)             (98)               (297)              (467)
Adjustments due to plan modifications..............         50               -                (585)               (535)
                                                       -------        ---------           ---------          ----------

Balance at March 31, 2003..........................    $    -           $ 3,318            $    401            $ 3,719
                                                       =======          =======            ========           ========


DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended March 31, 2003 was $17.6 million. This represents an 8.6% increase compared to the three months ended March 31, 2002 and an 11.8% decrease from the three months ended December 31, 2002. The increase in depreciation expense as compared to the three months ended March 31, 2002 was related to the deployment of network assets and other general business assets. Depreciation expense for the three months ended December 31, 2002 was higher than the three months ended March 31, 2003 as a result of non-recurring charges incurred during the original construction of collocations. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

INTEREST EXPENSE AND INCOME

Interest expense for the three months ended March 31, 2003 and 2002 was approximately $16.5 million and $14.2 million, respectively. Interest expense for the three months ended December 31, 2002 was approximately $17.0 million. Interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and Term C loan under the senior credit facility, commitment fees on the unused senior credit facility, and interest expense related to IRUs. Interest expense on the subordinated notes is payable in-kind (PIK) through November 2006.

Interest expense increased from the same quarter a year ago due to an increase in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to remain stable over the next three quarters due to additional borrowings under the Term D loan that may be drawn down quarterly between June 30, 2003 and December 31, 2003 and the expiration of the $62.5 million notional amount interest rate swap agreement in May 2003. Interest expense, currently payable in cash, was $7.5 million and $7.2 million for the three months ended March 31, 2003 and March 31, 2002, respectively, and $7.8 million for the three months ended December 31, 2002. We expect interest expense payable in cash to remain stable during 2003.

Interest income for the three months ended March 31, 2003 and 2002 was approximately $0.1 million. Interest income for the three months ended December 31, 2002 was approximately $0.2 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to decrease slightly in the remaining three quarters of 2003 as cash balances decrease.


INCOME TAXES

We have not generated any taxable income to date, and did not incur any income tax liability as a result. Further, we do not expect to generate taxable income during the remainder of 2003.


NET LOSS

The net loss was $26.3 million and $47.3 million for the three months ended March 31, 2003 and 2002, respectively. The improvement in net loss was attributable to the factors previously discussed.

The net loss applicable to common stockholders was $38.6 million and $57.8 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in net loss applicable to common stockholders was attributable to the factors previously discussed, offset by non-cash accretion and dividends on preferred stock. The non-cash accretion and dividends on our preferred stock increased $1.9 million, or 17.7%, for the three months ended March 31, 2003 to $12.4 million as compared to the three months ended March 31, 2002. This change was primarily driven by the increase in dividends on preferred stock, which are determined based on dividends in arrears and outstanding preferred stock during 2003.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants have noted in their report dated March 27, 2003 concerning our financial statements for the year ended December 31, 2002, included in the our annual report filed on Form 10-K, that we had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses applicable to common stockholders of $38.6 million, $50.5 million, and $57.8 million for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Adjusted EBITDA was positive $8.2 million for the three months ended March 31, 2003, negative $1.6 million for the three months ended December 31, 2002 and negative $9.3 million for the three months ended March 31, 2002. Net cash used for operating activities was approximately $8.1 million, $5.1 million and $27.2 million for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively. Assuming we substantially meet our 2003 plan, we expect our operating losses and net losses to decline as our operations mature and we achieve greater operating efficiencies. Our viability is dependent upon our ability to continue to execute under our business strategy and to begin to generate positive cash flows from operations. The success of our business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in our operating cash flows, and managing our costs and capital expenditures to be able to meet our debt service obligations. Significant operating cash flow would be in an amount sufficient to fully satisfy our operating expenses, meet our debt service obligations and fund our capital expenditures.

We have completed several steps intended to increase our liquidity and better position our company to compete under current conditions and anticipated changes in the telecommunications industry. These include:

o    Completing an additional financing of $48.9 million in September 2002,

o    Maintaining a high client retention rate,

o Completing operational initiatives to optimize our network and lower its cost structure,

o Reducing general and administrative expenses through automation and a reduction in workforce,

o    Exiting one market in 2002 that was found to be unprofitable,

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


There are conditions to our ability to borrow under the senior credit facility, including the continued satisfaction of covenants. These covenants are minimum cash and committed financing of $10.0 million through July 1, 2004, and maximum capital expenditures that vary annually as described in the Third Amended and Restated Credit Agreement (the "Credit Agreement"). A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. If that event should occur, we can make no assurance that we will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from our obligations, or that we will be successful in these efforts. As of March 31 2003, we were in compliance with these covenants and if we are able to substantially execute our 2003 plan, we expect to remain in compliance with these covenants for the remainder of 2003.

At March 31, 2003, we had $20.2 million in cash and cash equivalents and $2.6 million available under our senior credit facility which is available in equal quarterly installments through December 31, 2003, and subject to no "material adverse change" in the business, as defined in our Credit Agreement. If we substantially achieve the 2003 plan, we should have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003. The amount of cash available as of December 31, 2003 is dependent upon factors that could differ materially from the estimates. Should factors assumed in the 2003 plan differ materially, management may delay some of its future capital expenditures, reduce selling, general and administrative expenses, or seek alternative financing for future capital expenditures.

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

Our continuation as a going concern is dependent on our ability to substantially achieve the 2003 plan. While the substantial achievement of our 2003 plan should provide us with positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003, there can be no assurance that we will be successful in executing our business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to us, or at all, or that management's estimate of additional funds required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should we be unable to continue as a going concern.

FINANCING FACILITIES

Our Bridge Agreement, as amended, permits us to incur up to $425.0 million in borrowings under the senior credit facility, subject to approval from a majority of our lenders. We have $398.9 million that has been committed, subject to various conditions, covenants and restrictions, including those described in
Note 8 to the condensed consolidated financial statements. As of March 31, 2003, there was $125.0 million outstanding under the Term B loan, $125.0 million outstanding under the Term A loan, $100.0 million outstanding under the revolving credit facility, $44.5 million outstanding under the Term C loan, and $1.8 million outstanding under the Term D loan. There was $2.6 million available under the senior credit facility at March 31, 2003, which is subject to no "material adverse change" in the business, as defined in our Credit Agreement. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

The senior credit facility requires us to notify our lenders of a material adverse change in our business. Failure to timely notify our lenders of a material adverse change would be an event of default under the Credit Agreement permitting our lenders to accelerate the loan. Notice to our lenders of a material adverse change does not create an event of default under the Credit Agreement. However, our lenders are not required to advance further funds under such circumstances. As of March 31, 2003, we were in compliance with these covenants.

We also have $202.7 million of subordinated notes outstanding, excluding the discount of $2.6 million and accrued PIK interest of $10.3 million, which are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually, until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

CASH FLOWS

We have incurred significant operating and net losses since our inception. We generated positive adjusted EBITDA during the three months ended March 31, 2003. While we expect to continue to generate positive adjusted EBITDA, we expect to continue to have operating losses as we penetrate our markets. As of March 31, 2003, we had an accumulated deficit of $1.0 billion. Net cash used for operating activities was approximately $8.1 million and $27.2 million for the three months ended March 31, 2003 and 2002, respectively. The net cash used for operating activities during the three months ended March 31, 2003 was primarily due to net losses from operations, negative net working capital changes of $9.0 million, and cash paid for interest of $7.5 million. Net cash paid for interest increased $0.3 million, or 4.0%, as a result of additional borrowings, offset by lower LIBOR rates.

Net cash provided by financing activities was $0.7 million and $21.2 million for the three months ended March 31, 2003 and 2002, respectively. Net cash provided by financing activities for the three months ended March 31, 2003 was related to borrowings under the Term D loan of the senior credit facility. Net cash provided by financing activities for the three months ended March 31, 2002 was also related to borrowings under the senior credit facility. Funds received were used for general corporate purposes.

Net cash used in investing activities was $1.9 million and $5.6 million for the three months ended March 31, 2003 and 2002, respectively. Net cash used in investing activities for the three months ended March 31, 2003 related to capital expenditures in support of growth in existing markets, offset slightly by the proceeds from the sale of non-essential corporate assets. Net cash used in investing activities for the three months ended March 31, 2002, also related to capital expenditures, offset by the proceeds from the sale of non-essential corporate assets.

CAPITAL REQUIREMENTS

Capital expenditures were $1.9 million and $6.5 million for the three months ended March 31, 2003 and 2002, respectively. We expect that our capital expenditures will remain below the level of 2002. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry.


CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for the year ended December 31, 2002.


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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard amends Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We adopted this standard on January 1, 2003. The adoption of this standard did not have an impact on our financial condition or results of operations as it will only impact the Company's future exit or disposal activities, if any.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation". This statement permits two additional transition methods for entities to apply when implementing the fair value recognition provisions of SFAS No. 123. The standard also establishes new disclosure requirements and requires prominent display of such disclosures. The standard is effective for financial statements for fiscal years ending after December 31, 2002, with early application permitted. We adopted this standard effective January 1, 2003. On a prospective basis, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123, and the impact of the adoption is reflected in our results of operations for the three months ended March 31, 2003. The adoption of SFAS Nos. 123 and 148 during the three months ended March 31, 2003 resulted in us recording $0.4 million of compensation expense for the fair value of options granted during the period and deferring $0.6 million to be recognized over the remaining vesting period of the options.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This standard amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our financial condition or results of operations.

On January 17, 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. Our adoption of the provisions of FIN No. 46 is not expected to have a material impact on our financial condition or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003 and December 31, 2002, the carrying value of our debt obligations, excluding capital lease obligations, was $604.5 million and $595.9 million, respectively. The fair value of those obligations at March 31, 2003 and December 31, 2002 was $612.8 million and $602.4 million, respectively. The weighted average interest rate of our debt obligations at March 31, 2003 and December 31, 2002 was 8.10% and 8.21%, respectively. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at March 31, 2003 would have resulted in an increase in fair value of long-term debt by approximately $8.3 million.

Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at March 31, 2003, would have resulted in an approximate increase in cash required for interest on variable rate debt during the remaining fiscal year of $1.6 million, increasing to $2.1 million in the next fiscal year, and then declining to $2.0 million, $1.7 million, and 1.2 million, in the third, fourth and fifth years, respectively.

As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. At March 31, 2003, the weighted average pay rate for the interest rate swap agreement was 6.29% and the average receive rate was 1.35%.

At March 31, 2003, we had interest rate swap agreements for a notional amount of $187.5 million. Based on the fair value of the interest rate swaps, to terminate the agreements it would have cost us $18.3 million and $19.3 million at March 31, 2003 and December 31, 2002, respectively. A hypothetical decrease of 100 basis points in the swap rate would have increased the cost to terminate these agreements by approximately $3.7 million.

In a declining interest rate market, the benefits of the hedge position are minimized, however, we continue to monitor market conditions.


ITEM 4.   CONTROLS AND PROCEDURES

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

                           Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHOICE ONE COMMUNICATIONS INC.
                                       Registrant


DATE: May 14, 2003                     By:/s/Steve M. Dubnik
                                          --------------------------------
                                       Steve M. Dubnik, Chairman and
                                       Chief Executive Officer
                                       (Principal Executive Officer)





                                       By:/s/Ajay Sabherwal
                                          --------------------------------
                                       Ajay Sabherwal, Executive Vice President,
                                       Finance and Chief Financial Officer
                                       (Principal Financial Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/Steve M. Dubnik
         -------------------------------
         Steve M. Dubnik
         Chairman and Chief Executive Officer
         May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        /s/Ajay Sabherwal
        ------------------------------------
         Ajay Sabherwal
         Executive Vice President, Finance and Chief Financial Officer May 14, 2003


                                                     EXHIBIT INDEX


    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------

      3.1        Amended and Restated Certificate of Incorporation.    Incorporated by reference from Exhibit 3.1 to
                                                                       Choice One Communication Inc.'s Registration
                                                                       Statement on Form S-1 declared effective on
                                                                       February 16, 2000 located under Securities and
                                                                       Exchange Commission File No. 333-91321
                                                                       ("February 2000 Registration Statement").

      3.2        Amended and Restated Bylaws.                          Incorporated by reference from Exhibit 3.2 to
                                                                       the February 2000 Registration Statement.


      3.3        Certificate of Designations for Series A Senior       Incorporated by reference from Exhibit 3.1 to
                 Cumulative Preferred Stock.                           the August 10, 2000 8-K filing  located  under
                                                                       the  Securities and Exchange Commission File
                                                                       No. 29279.

      3.4        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 10.25 to
                 Designations for Series A Senior                      the Company's 10-K filed on April 1, 2002.
                 Cumulative Preferred Stock of Choice One
                 Communications Inc.

      3.5        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.4 to
                 Incorporation with Certificate of                     the Company's 10-Q filed on May 15, 2002.
                 Designations, Preferences and Rights of Series
                 A Senior Cumulative Preferred Stock dated March
                 30, 2002.

      3.6        Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 4.6 to
                 Designations for Series A Senior                      the Company's 8-K filed on September 27, 2002.
                 Cumulative Preferred Stock.


     99.1        Certification  by  Chief  Executive Officer           Filed herewith
                 filed herewith  pursuant  to 18 U.S.C.
                 Section  1350,  as adopted pursuant to Section
                 906 of  the Sarbanes-Oxley Act of 2002.

     99.2        Certification  by  Chief  Financial Officer           Filed herewith
                 filed herewith pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.
