Form 10-Q
period 2003-06-30
CHOICE ONE COMMUNICATIONS INC
filed 2003-08-13
CIK 1091953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          QUARTERLY REPORT ON FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes______ No X

As of August 1, 2003, there were outstanding 44,054,945 shares of the registrant's common stock, par value $0.01 per share.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002..................     2

              Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and June
              30, 2002.........................................................................................     3

              Condensed Consolidated Statements of Operations for the six months ended June 30, 2003 and June
              30, 2002.........................................................................................     4

              Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2003 and June
              30, 2002.........................................................................................     5

              Notes to Condensed Consolidated Financial Statements.............................................     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............    17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................    32

Item 4.       Controls and Procedures..........................................................................    32

PART II.          OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................    33

Item 2.       Changes in Securities and Use of Proceeds........................................................    33

Item 3.       Defaults Upon Senior Securities..................................................................    33

Item 4.       Submission of Matters to a Vote of Security Holders..............................................    34

Item 5.       Other Information................................................................................    34

Item 6.       Exhibits and Reports on Form 8-K.................................................................    34

Signatures.....................................................................................................    35

                                      (i)

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                              2003             2002
                                                                                              ----             -----
                                                                                           (Unaudited)
                                         ASSETS

Current Assets:
     Cash and cash equivalents........................................................     $    14,979      $    29,434
     Accounts receivable, net.........................................................          34,967           43,215
     Prepaid expenses and other current assets........................................           4,187            2,298
                                                                                           -----------      -----------
         Total current assets.........................................................          54,133           74,947

Property and equipment, net of accumulated depreciation...............................         312,868          336,711

Intangible assets, net of accumulated amortization....................................          39,994           47,479
Other assets, net.....................................................................           4,997            4,813
                                                                                           -----------      -----------
Total assets..........................................................................     $   411,992      $   463,950
                                                                                           ===========      ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber...........     $       523      $       461
     Accounts payable..................................................................          6,047           14,717
     Accrued expenses..................................................................         44,633           58,381
                                                                                           -----------      -----------
         Total current liabilities.....................................................         51,203           73,559

Long-term debt, net....................................................................        613,366          595,941
Interest rate swaps....................................................................         17,852           19,308
Long-term portion of capital leases for indefeasible rights to use fiber...............         33,799           31,968
Other long-term liabilities............................................................          3,683            3,581
                                                                                           -----------      -----------
         Total long-term debt and other liabilities....................................        668,700          650,798

Commitments and Contingencies (Note 13)
Redeemable Preferred Stock:
     Series A Preferred stock, $0.01 par value, 340,000 shares authorized;
     251,588 shares issued and outstanding, at June 30, 2003 and December 31,
     2002, respectively, ($316,418 liquidation value at June 30, 2003) ................        268,733          243,532

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding....................................              -                -
     Common stock, $0.01 par value, 150,000,000 authorized; 44,190,360 and
       42,478,396 shares issued as of June 30, 2003 and December 31, 2002,
       respectively....................................................................            442              425
     Treasury stock, 135,415 shares, at cost, at June 30, 2003 and December 31, 2002,
         respectively..................................................................           (473)            (473)
     Additional paid-in capital........................................................        474,511          498,439
     Deferred compensation.............................................................           (602)            (391)
     Accumulated other comprehensive loss..............................................        (17,852)         (19,308)
     Accumulated deficit...............................................................     (1,032,670)        (982,631)
                                                                                            ----------      -----------
     Total stockholders' deficit.......................................................       (576,644)        (503,939)
                                                                                           -----------      -----------
     Total liabilities and stockholders' deficit.......................................    $   411,992      $   463,950
                                                                                           ===========      ===========

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                  CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        THREE MONTHS ENDING
                                                                                             JUNE 30,
                                                                                        2003              2002
                                                                                        ----              ----
                                                                                     (Unaudited)       (Unaudited)
Revenue                                                                            $    82,189        $    73,191
Operating expenses:
     Network costs..............................................................        41,311             40,434
     Selling, general and administrative, including non-cash
       compensation of $186 and $2,037 in 2003 and 2002, respectively,
       and non-cash management ownership allocation charge of $5,348 in 2002....        30,723             56,554
     Loss on disposition of assets..............................................            29                533
     Impairment loss on long-lived assets.......................................             -            283,251
     Depreciation and amortization..............................................        17,154             16,533
                                                                                   -----------        -----------
     Total operating expenses...................................................        89,217            397,305
                                                                                   -----------        -----------
Loss from operations............................................................        (7,028)          (324,114)
Other income/(expense):
     Interest and other income..................................................            43                 76
     Interest expense...........................................................       (16,789)           (14,973)
                                                                                   -----------        -----------
         Total other income/(expense), net......................................       (16,746)           (14,897)
                                                                                   -----------        -----------
Net loss .......................................................................       (23,774)          (339,011)

     Accretion of preferred stock...............................................         2,742              2,011
     Accrued dividends on preferred stock.......................................        10,105              8,806
                                                                                   -----------        -----------
Net loss applicable to common stockholders......................................   $   (36,621)       $  (349,828)
                                                                                   ===========        ===========

Net loss per share, basic and diluted...........................................   $     (0.68)       $     (8.17)
                                                                                   ===========        ===========

Weighted average number of shares outstanding, basic and diluted....... ........    53,994,804         42,804,170
                                                                                   ===========        ===========

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          SIX MONTHS ENDING
                                                                                               JUNE 30,
                                                                                        2003              2002
                                                                                        ----              ----
                                                                                     (Unaudited)       (Unaudited)
Revenue                                                                             $   162,289       $   143,786
Operating expenses:
     Network costs..............................................................         81,838            82,619
     Selling, general and administrative, including non-cash
       compensation of $661 and $4,146 in 2003 and 2002, respectively,
       and non-cash management ownership allocation charge of $10,715 in 2002 ..         63,094           101,750
     Restructuring credits......................................................           (535)                -
     Loss on disposition of assets..............................................             88               778
     Impairment loss on long-lived assets.......................................              -           283,251
     Depreciation and amortization..............................................         34,723            32,707
                                                                                    -----------       -----------
     Total operating expenses...................................................        179,208           501,105
                                                                                    -----------       -----------
Loss from operations............................................................        (16,919)         (357,319)
Other income/(expense):
     Interest and other income..................................................            146               130
     Interest expense...........................................................        (33,266)          (29,137)
                                                                                    -----------       -----------
         Total other income/(expense), net......................................        (33,120)          (29,007)
                                                                                    -----------       -----------
Net loss .......................................................................        (50,039)         (386,326)

     Accretion of preferred stock...............................................          5,334             3,997
     Accrued dividends on preferred stock.......................................         19,867            17,313
                                                                                    -----------       -----------
Net loss applicable to common stockholders......................................    $   (75,240)      $  (407,636)
                                                                                     ==========       ===========

Net loss per share, basic and diluted...........................................    $     (1.40)      $     (9.60)
                                                                                    ===========       ===========

Weighted average number of shares outstanding, basic and diluted................     53,753,681        42,458,170
                                                                                    ===========       ===========

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    2003              2002
                                                                                    ----              ----
Cash flows from operating activities:
Net loss....................................................................     $ (50,039)       $ (386,326)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposition of assets...........................................            88               778
    Depreciation and amortization...........................................        34,723            32,707
    Interest payable in-kind on long-term debt..............................        15,427            11,879
    Amortization of deferred financing costs................................         2,251             2,045
    Amortization of discount on long-term debt..............................           543               249
    Non-cash compensation and management ownership allocation charge                   661            14,861
    Impairment loss on long-lived assets....................................             -           283,251
    Changes in assets and liabilities:
       Decrease in accounts receivable, net.................................         8,248               776
       Increase prepaid expenses and other assets...........................        (2,277)              (30)
       Decrease in accrued restructuring costs..............................        (1,109)                -
       (Decrease)/increase in account payable and accrued expenses..........       (20,402)              540
                                                                                 ---------        ----------
          Net cash used in operating activities.............................       (11,886)          (39,270)

Cash flows from investing activities:
    Capital expenditures....................................................        (4,022)          (12,180)
    Proceeds from sale of assets............................................            52             1,002
                                                                                 ---------        ----------
       Net cash used in investing activities................................        (3,970)          (11,178)

Cash flows from financing activities:
       Additions to long-term debt..........................................         1,750           153,700
       Principal payments of long-term debt.............................
                                                                                         -           (98,700)
       Payments under long-term capital leases for indefeasible rights
       to use fiber.........................................................          (349)             (156)
                                                                                 ---------        ----------
Net cash provided by financing activities...................................         1,401            54,844
                                                                                 ---------        ----------
Net (decrease)/increase in cash and cash equivalents........................       (14,455)            4,396
                                                                                 ---------        ----------

Cash and cash equivalents, beginning of period..............................        29,434            14,415
                                                                                 ---------        ----------
Cash and cash equivalents, end of period....................................     $  14,979        $   18,811
                                                                                 =========        ==========

    The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003

                                   (Unaudited)
             (Amounts in thousands, except share and per share data)

NOTE 1.           DESCRIPTION OF BUSINESS

Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services. The Company, incorporated under the laws of the State of Delaware on June 2, 1998, provides these services primarily to small and medium-sized businesses in 29 second and third tier markets in the northeastern and midwestern United States. The Company's services include local exchange and long distance services and high-speed data and Internet services. The Company seeks to become the leading integrated communications provider in each market it serves by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2.           BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2002. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2003.

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

The Company has experienced net losses applicable to common stockholders of $36.6 million, $38.6 million and $349.8 million for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively. At June 30, 2003, the Company had $15.0 million in cash and cash equivalents and $1.8 million available under its senior credit facility. The $1.8 million is available in two equal quarterly installments on September 30, 2003 and December 31, 2003 and is subject to no "material adverse change" in the business, as defined in the Company's Third Amended and Restated Credit Agreement ("Credit Agreement"). The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2002 and 2001, and for the three and six months ended June 30, 2003. The Company has a total stockholders' deficit of $576.6 million as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has completed several steps intended to increase its liquidity and better position the Company to compete under current conditions and anticipated changes in the telecommunications industry. These include:

-   Completing an additional financing of $48.9 million in September 2002,

-   Maintaining a high client retention rate,

- Completing operational initiatives to optimize the Company's network and lower its cost structure,

- Reducing general and administrative expenses through automation and reductions in workforce,

-   Exiting one market that was found to be unprofitable,

-   Introducing new products to improve revenue growth and profitability, and

- Redeploying assets held for use to reduce the requirement for capital expenditures.

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

The Company's continuation as a going concern is dependent on its ability to substantially achieve its 2003 plan. While the substantial achievement of the Company's 2003 plan should result in the Company having positive cash and cash equivalents in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003, there can be no assurance that the Company will be successful in executing its business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to the Company, or at all. There are conditions to the Company's ability to borrow the remaining $1.8 million available under its senior credit facility, including the continued satisfaction of covenants and absence of a material adverse change, as defined in the Credit Agreement. These covenants require the Company to maintain minimum cash and committed financing of $10.0 million through July 1, 2004, and impose limits on the Company's capital expenditures that vary annually as described in the Credit Agreement. A default in the observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company can make no assurance that it will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from its obligations, or that it will be successful in these efforts. As of June 30, 2003, the Company was in compliance with these covenants and if the Company is able to substantially execute its 2003 plan, then the Company expects to be in compliance with these covenants for the remainder of 2003. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.           NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation". This statement permits two additional transition methods for entities to apply when implementing the fair value recognition provisions of SFAS No. 123. The standard also establishes new disclosure requirements and requires prominent display of such disclosures. The standard is effective for financial statements for fiscal years ending after December 31, 2002, with early application permitted. The Company adopted this standard effective January 1, 2003, and the impact of the adoption is included in the Company's results of operations for the three and six months ended June 30, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company will adopt this Standard on July 1, 2003. Upon adoption, the Company will reclassify its mandatorily redeemable preferred stock to long-term liabilities. The Company will also begin to recognize dividends declared and accretion related to this preferred stock as interest expense. The Company is currently assessing the impact of adopting SFAS No. 150 on its financial condition and results of operations.

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

On January 17, 2003 the FASB issued Financial Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

NOTE 5.           PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following:

                                                       JUNE 30, 2003           DECEMBER 31, 2002
                                                       -------------           -----------------
Switch equipment...................................     $  303,672                   $  300,506
Computer equipment and software....................         58,586                       55,598
Office furniture and equipment.....................          9,891                        9,950
Leasehold improvement..............................         22,787                       22,815
Indefeasible right to use fiber (IRU)..............         69,475                       67,548
Assets held for use................................          6,767                        5,132
Construction in progress...........................          1,293                        5,665
                                                        ----------                   ----------
         Total property and equipment                      472,471                      467,214

Less: accumulated amortization on IRUs.............         (7,179)                      (5,452)
       accumulated depreciation....................       (152,424)                    (125,051)
                                                        ----------                   ----------
         Property and equipment, net                    $  312,868                   $  336,711
                                                        ==========                   ==========

Depreciation expense, including amortization of IRUs, amounted to $14.3 million and $13.9 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $29.3 million and $27.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

NOTE 6.           INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The following schedule sets forth the major classes of intangible assets held by the
Company:

                                                            JUNE 30, 2003               DECEMBER 31, 2002
                                                            -------------               -----------------
Amortized intangibles:
     Customer relationships..........................         $ 53,635                      $ 53,635
     Deferred financing costs........................           29,815                        29,785
         Less: accumulated amortization
                  Customer relationships.............          (31,150)                      (25,787)
                  Deferred financing costs...........          (12,306)                      (10,154)
                                                              --------                      --------
         Intangible assets, net .....................         $ 39,994                      $ 47,479
                                                              ========                      ========

Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods:

July to December, 2003.........................................     5,364
2004...........................................................    10,616
2005...........................................................     6,027
2006...........................................................       370
2007...........................................................       109

Amortization expense was $2.7 million and $2.6 million for the three months ended June 30, 2003 and 2002, respectively, and $5.4 million and $5.3 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

NOTE 7.           ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                        JUNE 30, 2003           DECEMBER 31, 2002
                                                        -------------           -----------------
Accrued network costs..............................     $     27,452             $       33,936
Accrued payroll and payroll related benefits.......            2,742                      2,883
Accrued collocation costs..........................            3,009                      5,723
Accrued interest...................................            1,078                      1,222
Accrued restructuring costs........................              780                      1,695
Deferred revenue...................................            5,039                      4,990
Other..............................................            4,533                      7,932
                                                        ------------             --------------
                  Total accrued expenses                $     44,633             $       58,381
                                                        ============             ==============

NOTE 8.           DEBT

         Long-term debt outstanding consists of the following:

                                                             JUNE 30, 2003           DECEMBER 31, 2002
                                                             -------------           -----------------
Senior credit facility:

    Term A loan....................................             $ 125,000                $ 125,000

    Term B loan....................................               125,000                  125,000

    Term C loan....................................                43,284                   41,389

    Term D loan....................................                 2,625                      875

    Revolver.......................................               100,000                  100,000

Subordinated notes.................................               217,457                  203,677
                                                                ---------                ---------

                                                                $ 613,366                $ 595,941
                                                                =========                =========

Included in the subordinated notes is a discount on the notes of $2.5 million and $2.8 million as of June 30, 2003 and December 31, 2002, respectively. Included in the Term C loan is a discount of $3.9 million and $4.1 million as of June 30, 2003 and December 31, 2002, respectively, and payable-in-kind ("PIK") interest which accreted to principal of $2.7 million and $1.0 million as of June 30, 2003 and December 31, 2002, respectively.

The discount on the subordinated notes is being amortized over its nine-year term. For the three months ended June 30, 2003 and 2002, $0.1 million and $0.1 million of the discount was amortized, respectively. For the six months ended June 30, 2003 and 2002, $0.3 million and $0.2 million of the discount was amortized, respectively. The discount on the Term C loan is also being amortized over its seven and one-half year term. For the three and six months ended June 30, 2003, $0.1 million and $0.3 million, respectively, of the discount on the Term C loan was amortized.

The Company's Credit Agreement provides the Company with the following borrowing limits, maturities and interest rates:

                                             PRINCIPAL
                                              AMOUNT                                     MATURITY
                                              ------                                     --------
Revolving credit facility........            $ 100,000                                July 31, 2008
Term A loan......................              125,000                                July 31, 2008
Term B loan......................              125,000                             January 31, 2009
Term C loan......................               44,500                               March 31, 2009
Term D loan......................                4,375                             January 31, 2009

                                             INTEREST RATE OPTIONS                    INTEREST TERMS
                                             ---------------------                    --------------
Revolving credit facility........      LIBOR + 4.00% or Base Rate+3.00%*             Payable monthly
Term A loan......................      LIBOR + 4.00% or Base Rate+3.00%*             Payable monthly
Term B loan......................      LIBOR + 4.75% or Base Rate+3.75%              Payable monthly
Term C loan......................      LIBOR + 5.75% or Base Rate+4.75%         Accrues to principal
Term D loan......................      LIBOR + 4.00% or Base Rate+3.00%*             Payable monthly

* - The applicable margin is determined by a grid tied to the Company's leverage ratio. Initially, the applicable margin is 4.0% if the LIBOR rate is used, or 3.0% if the Base Rate is used.

The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through July 1, 2004, and impose limits on the Company's capital expenditures that vary annually as described in the Credit Agreement. A default in the observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2003.

As of June 30, 2003, the Company had principal borrowings of $216.1 million in subordinated notes, excluding the discount of $2.5 million and PIK interest of $3.9 million. Interest on the notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. During the six months ended June 30, 2003, $13.3 million in PIK interest accreted to principal. The subordinated notes mature on November 9, 2010.

As of June 30, 2003, the maximum borrowings under the Term A loan, Term B loan, Term C loan, and the revolver loan were all outstanding. There was $2.6 million outstanding under the Term D loan at June 30, 2003 and an additional $1.8 million was available subject to certain conditions. At June 30, 2003, $270.9 million was variable rate debt and $342.5 million was fixed rate debt, including variable rate debt fixed by the interest rate swap agreement. The weighted average floating interest rate and the weighted average fixed swapped interest rate at June 30, 2003 were 5.60% and 11.40%, respectively.

NOTE 9.           DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the related interest rate swap agreement is recognized over the life of the related debt and is included in interest expense or income. The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the interest rate swap agreement designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

At June 30, 2003, the Company had an interest rate swap agreement with a notional principal amount of $125.0 million expiring in February 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. Approximately 31% of the underlying credit facility debt is being hedged with this interest rate swap. The fair value of the swap agreement was $17.9 million and $19.3 million as of June 30, 2003 and December 31, 2002, respectively. The fair value of the interest rate swap agreement is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the agreement at the reporting date.

The fair value of the interest rate swap agreements are included in the accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreements is the only component of other comprehensive loss. The comprehensive loss for the three months ended June 30, 2003 and June 30, 2002 was $23.4 million and $335.1 million, respectively. The comprehensive loss for the six months ended June 30, 2003 and June 30, 2002 was $48.6 million and $384.7 million, respectively.

The Company also had an interest rate swap agreement with a notional principal amount of $62.5 million that expired in May 2003.

NOTE 10.          STOCK OPTION PLANS

In accordance with SFAS No. 148, the Company adopted the financial statement measurement and recognition provisions of SFAS No. 123 effective January 1, 2003. Under SFAS No. 123, on a prospective basis, the Company recognizes compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options. The adoption of SFAS Nos. 123 and 148 during the three and six month periods ending June 30, 2003 resulted in the Company recording $0.1 million and $0.5 million of compensation expense for the fair value of options granted during the period and deferring $0.6 million and $0.5 million to be recognized over the remaining vesting period, respectively.

For stock options granted prior to December 31, 2002, the Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense been determined based on the fair value of the options at the grant dates for awards granted prior to December 31, 2002 consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,      JUNE 30,        JUNE 30,         JUNE 30,
                                                                   2003          2002            2003            2002
                                                                   ----          ----            ----            ----
Net loss as reported.....................................       $  (23,744)  $ (339,011)      $ (50,039)     $ (386,326)
Stock-based employee compensation expense included in
reported net loss, net of related tax effects............              186          361             661             742

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects.......................             (520)      (3,477)           (825)         (6,946)
                                                                ----------   ----------       ---------      ----------

Additional expense.......................................             (334)      (3,116)           (164)         (6,204)
                                                                ----------   ----------       ---------      ----------
Net loss pro forma.......................................       $  (24,078)  $ (342,127)      $ (50,203)     $ (392,530)
                                                                ==========   ==========       =========      ==========

Net loss per share, basic and diluted:

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,      JUNE 30,           JUNE 30,      JUNE 30,
                                                                 2003          2002               2003         2002
                                                                 ----          ----               ----         ----
As reported.......................................             $ (0.68)      $ (8.17)          $ (1.40)      $ (9.60)
Pro forma.........................................             $ (0.68)      $ (8.25)          $ (1.40)      $ (9.76)

For purposes of the pro forma disclosures above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                              JUNE 30, 2003        JUNE 30, 2002
                                                              -------------        -------------
Dividend yield.......................................          0.00 percent         0.00 percent
Expected volatility..................................        242.26 percent       184.53 percent
Risk-free interest rate..............................          3.02 percent         4.98 percent
Expected life........................................               7 years              7 years

The weighted average fair value of options granted during the six-month period ended June 30, 2003 and 2002 was $0.25 and $3.35, respectively.

In November 2002, the Company approved a voluntary stock option exchange program for eligible employee option holders under the 1998 Employee Stock Option Plan. Options granted on or before January 2, 2002 were eligible for the exchange program, except for the performance-based options issued on January 1, 2002. To participate in the exchange program, employees must have been continually employed by the Company throughout the tender offer period and until the grant of new options. Employee participation in the program was strictly voluntary and options issued under the Company's 1999 Director Stock Incentive Plan were excluded from the stock option exchange program. The number of new options issued varied depending on the exercise price of the options tendered according to the following exchange ratios:

                                                 NUMBER OF NEW OPTIONS
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

The tender offer period commenced on December 19, 2002, with 4,482,021 options eligible for exchange, and ended on January 21, 2003. Pursuant to the terms of the tender offer, the outstanding current options properly tendered for exchange by employees was 4,119,524, or approximately 92% of the options eligible for exchange. On January 21, 2003, the Company granted to those eligible employees new options to purchase 2,582,986 shares of common stock with an exercise price of $0.26 per share. All tendered options that were fully vested on January 21, 2003 were replaced with new options that were fully vested. For tendered options that had not yet vested, the vesting schedule for replacement options was extended by one year.

The Company had options and warrants to purchase 6,780,066 and 8,953,956 shares outstanding at June 30, 2003 and 2002, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

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

During February 2003, the Company modified a portion of its restructuring plan related to reduced reliance on certain collocation sites. As the Company engaged in its restructuring actions in the first quarter of 2003, the Company was informed that additional costs would be charged to it by the established telephone companies in connection with the restructuring. Based on this new information, the Company reduced the number of collocation sites that would be affected. As a result of this plan modification, the Company reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, the Company increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the first quarter of 2003.

At June 30, 2003, approximately $1.1 million of the total restructuring costs recognized had been paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.8 million that extend beyond one year and are included in other long-term liabilities. The following table highlights the cumulative restructuring activities through June 30, 2003:

                                                    TERMINATION        LEASE              NETWORK
                                                     BENEFITS        OBLIGATIONS        FACILITY COSTS        TOTAL
                                                     --------        -----------        --------------        -----
Initial restructuring charge.......................   $    559        $  3,441           $   1,283            $ 5,283
Payment of benefits and other obligations..........       (537)            (25)                  -               (562)
                                                      --------       ---------           ---------            -------
Balance at December 31, 2002.......................         22           3,416               1,283              4,721
Payment of benefits and other obligations..........        (72)           (191)               (311)              (574)
Adjustments due to plan modifications..............         50               -                (585)              (535)
                                                      --------       ---------           ---------            -------

Balance at June 30, 2003...........................   $      -       $   3,225           $     387            $ 3,612
                                                      ========       =========           =========            =======

NOTE 12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended:

                                                                               JUNE 30, 2003      JUNE 30, 2002
                                                                               -------------      -------------
Interest paid.......................................................             $   15,080          $  14,584
Capital lease obligations for IRUs..................................             $    1,923          $     679
Issuance of common stock for employer 401(k) contribution...........             $      409          $     314

NOTE 13.          COMMITMENTS AND CONTINGENCIES

On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T") in the United States District Court for the Western District of New York (02-CV-6090L). The Company sought damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. On June 13, 2003, the Company settled this matter by entering into a Settlement and Switched Access Service Agreement ("Agreement") with AT&T. Among other things, the Agreement provided for a settlement payment by AT&T to Choice One to resolve charges for access service provided prior to May 1, 2003. The Agreement also established rates that the Company will charge AT&T for access service during the term of the agreement.

On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court of the southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants were dismissed without prejudice by an agreement with the plaintiffs. After the court denied motions to dismiss the cases, the parties entered into a mediation which has resulted in the execution of a Memorandum of Understanding by the Company and approximately 300 other issuers who are the subject of similar litigation. The settlement contemplated by the Memorandum of Understanding will not involve any payments by the Company and would terminate only the claims by the plaintiffs against issuers. The claims against the underwriters will continue, and the Company will be required to participate in limited discovery related to those claims. It is expected that the finalization of the settlement, including the certification of a class and obtaining court approval of the settlement, will continue through at least the end of the year. There are a number of conditions to the finalization of the settlement and it is not possible to predict whether all of those conditions will be satisfied.

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

Factors that could impact our performance include, but are not limited to:

-   Successful marketing of our services to current and new customers;

- The ability to generate positive working capital by timely collections from customers and obtaining favorable payment terms from our vendors;

-   The availability of additional financing;

-   Compliance with covenants for borrowing under our bank credit facility;

-   Technological, regulatory or other developments in our business; and

- Shifts in market demand and other changes in the competitive telecommunications sector.

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

OVERVIEW

We are an integrated communications provider offering facilities-based voice and data telecommunications services primarily to small and medium-sized businesses in 29 second and third tier markets in 12 states in the northeastern and midwestern United States. Our services include:

    -   local exchange and long distance service; and

    -   high-speed data and Internet services.

Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, as well as other integrated communications providers.

We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of June 30, 2003, we have connected approximately 94% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

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

The table below provides selected key operational data as of:

                                                      June 30, 2003             June 30, 2002
                                                      -------------             -------------
Markets served                                              29                        30

Number of switches-voice                                    25                        26

Number of switches-data                                     63                        63

Total central office collocations                           505                       530

Markets with operational fiber                              19                        16

Estimated addressable market (Business lines)               5.7 million               5.7 million

Lines in service-total                                      513,547                   468,272

Lines in service-voice                                      495,365                   452,593

Lines in service-data                                       18,182                    15,679

Total employees                                             1,323                     1,801

Direct sales employees                                      248                       483

In this filing, we include references to and analyses of adjusted earnings before income taxes, depreciation, amortization and other non-cash charges ("Adjusted EBITDA") amounts. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flow provided by/(used in) operations determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the most directly comparable financial measure under GAAP. Management believes that the presentation of adjusted EBITDA is meaningful because it is an indicator of our ability to service existing debt, to sustain potential increases in debt, and to satisfy capital requirements. Adjusted EBITDA is also used as a factor in the calculation of management's variable compensation. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. We expect to continue to generate positive adjusted EBITDA during the remainder of 2003.

The following table shows the differences between our cash flow from operations as determined in accordance with GAAP and our adjusted EBITDA for the three and six-month periods ending:

 (in thousands)

                                                       THREE MONTHS ENDING                 SIX MONTHS ENDING
                                                JUNE 30,      MARCH 31,   JUNE 30,       JUNE 30,      JUNE 30,
                                                 2003           2003        2002           2003         2002
                                                 ----           ----        ----           ----         ----
Net cash used in operating activities.        $ (3,763)       $(8,123)    $(12,105)     $ (11,886)     $ (39,270)
Adjustments to reconcile:
   Changes in assets and liabilities....         6,587          8,954      (11,964)        15,541         (1,286)
   Net interest expense currently
     payable
     Other expense, net.................        16,746         16,409       14,897         33,155         29,007
     Amortization of deferred financing
        costs...........................        (1,110)        (1,141)      (1,029)        (2,251)        (2,045)
     Amortization of discount on
        long-term debt..................          (275)          (268)        (126)          (543)          (249)
     Interest payable in-kind on
        long-term debt..................        (7,844)        (7,583)      (6,085)       (15,427)       (11,879)
                                              --------        -------     --------      ---------      ---------
   Net interest expense currently
     payable............................         7,517          7,417        7,657         14,934         14,834
                                              --------        -------     --------      ---------      ---------
Adjusted EBITDA.........................      $ 10,341        $ 8,248     $(16,412)     $  18,589      $ (25,722)
                                              ========        =======     ========      =========      =========

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AS COMPARED TO JUNE 30, 2002

REVENUE

We generated $82.2 million in revenue during the three months ended June 30, 2003. This represents a 12.3% increase compared to revenue for the three months ended June 30, 2002, and a 2.6% increase compared to the revenue for three months ended March 31, 2003. Of our total revenue increase from the three months ended June 30, 2002 , approximately $6.8 million was attributable to increases in voice revenue, $1.4 million in data revenue, and $0.8 million in access revenue. The increase in revenue for the three months ended June 30, 2003 versus the three months ended June 30, 2002 is primarily attributable to an increase in the average number of lines in service. Between June 30, 2002 and June 30, 2003, the average number of voice lines increased by approximately 51,000 lines while the average number of data lines increased by approximately 3,100 lines. Our total lines in service increased by 9.7% to 513,547 lines at June 30, 2003.

Our churn for the three months ended June 30, 2003, of our facilities-based business clients, was 1.4% per month. This compares to 1.4% per month for the three months ended June 30, 2002 and 1.5% per month for the three months ended March 31, 2003. Our churn levels continue to compare favorably to the churn of clients experienced by other similar companies within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

Network costs for the three months ended June 30, 2003 were $41.3 million, representing a 2.2% increase compared to network costs for the three months ended June 30, 2002 and a 1.9% increase compared to network costs for the three months ended March 31, 2003. This increase is primarily attributable to a greater number of lines in service. Network costs as a percentage of total revenues were 50.3% at June 30, 2003, a decrease compared to 55.2% at June 30, 2002 and 50.6% at March 31, 2003. Network costs continue to increase at a slower rate than revenue, which reflects the benefits of our fiber network implementation and other network efficiencies realized from the increased number of installed lines. We believe that network costs as a percentage of revenue should continue to decline in 2003. We have continued with initiatives introduced in 2002 to optimize our existing network. During the three months ended June 30, 2003, our average cost per line declined approximately 8.6% as compared to the three months ended June 30, 2002, which highlights the effectiveness of our network optimization initiatives, the impact of economies of scale from having a greater number of lines in service, and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation and amortization expense. The benefits derived from our network optimization initiatives were somewhat offset by increases in variable network costs related to higher in-service line volume and minutes of use as compared to the three months ended March 31, 2003.

Our network costs include:

- Leases of high-capacity digital lines that interconnect our network with established telephone company networks;

-   Leases of our inter-city network;

-   Leases of local loop lines which connect our clients to our network;

- Leased space in established telephone company central offices for collocating our transmission equipment;

-   Completion of local calls originated by our clients,

- Completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients, and

-   Non-recurring costs for installing and disconnecting lines.

We lease fiber capacity in certain markets when economically justified by traffic volume growth in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company. Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive position in our markets.

We currently have 19 markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 3 markets across our footprint. Our fiber network now consists of 2,483 route miles of intra- and inter-city fiber, of which 2,215 miles is operational. Once complete, our fiber network will consist of approximately 3,420 fiber miles.

Our revenues exceeded our network costs by $40.9 million, or 49.7% of revenue, for the three months ended June 30, 2003, compared to $32.8 million, or 44.8% of revenue, for the three months ended June 30, 2002, and $39.6 million or 49.4% of revenue for the three months ended March 31, 2003. We expect that our revenue in excess of network costs, as a percentage of revenue will improve as our revenue increases and we continue to realize cost efficiencies in our network costs during 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2003 were $30.7 million compared to selling, general and administrative expenses of $56.6 million and $32.4 million during the three months ended June 30, 2002 and March 31, 2003, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses decreased 37.9% from $49.2 million during the three months ended June 30, 2002 to $30.5 million during the three months ended June 30, 2003. For the three months ended March 31, 2003 selling, general and administrative expenses excluding non-cash deferred compensation and management allocation were $31.9 million.

Selling, general and administrative expenses, excluding non-cash deferred compensation and management ownership allocation charges, as a percentage of revenue were 37.2% for the three months ended June 30, 2003 as compared to 67.2% for the three months ended June 30, 2002 and 39.8% for the three months ended March 31, 2003. The changes in selling, general and administrative expenses from the three months ended March 31, 2003 to the three months ended June 30, 2003 resulted primarily from changes in the number of employees, cost reductions associated with restructuring efforts and other back office enhancements, and a decrease in bad debt expense related to distressed telecommunication carrier accounts.

During the three months ended June 30, 2003, salary, commissions and benefits decreased approximately $5.3 million, directly related to headcount decreases as compared to the three months ended June 30, 2002. The number of individuals we employed decreased to 1,323 during the three months ending June 30, 2003. At June 30, 2002, we employed 1,801 individuals and at March 31, 2003, we employed 1,410 individuals.

Bad debt expense decreased $12.2 million as compared to bad debt expense for the three months r ended June 30, 2002. Of this change, $11.8 million in bad debt expense for the three months ended June 30, 2002 was associated with distressed telecommunications carriers, including Global Crossing and

WorldCom. The acquisition of assets from Fairpoint Communications Solutions Corp. ("Fairpoint") also resulted in incremental expenses of $3.3 million during the three months ended June 30, 2002.

Our selling, general and administrative expenses include:

- Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

-   Administrative overhead and office lease expense; and

-   Bad debt expense.

Also included in selling, general and administrative expenses for the three months ended June 30, 2003, are compensation amortization of $0.2 million. This compares to the non-cash charges of $7.4 million for the three months ended June 30, 2002, which included a non-cash charge of $5.3 million for management ownership allocation. Compensation expense for the three months ended June 30, 2003 includes the expense associated with our adoption of SFAS No. 148. Prospectively, beginning on January 1, 2003, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123. Non-cash compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING COSTS

The following table highlights cumulative restructuring activities through June 30, 2003:

                                                      TERMINATION        LEASE           NETWORK
                                                       BENEFITS       OBLIGATIONS     FACILITY COSTS    TOTAL
                                                       --------       -----------     --------------    ------
Initial restructuring charge.......................     $   559        $   3,441         $   1,283     $ 5,283
Payment of benefits and other obligations..........        (537)             (25)                -        (562)
                                                        -------        ---------         ---------     -------
Balance at December 31, 2002.......................          22            3,416             1,283       4,721
Payment of benefits and other obligations..........         (72)            (191)             (311)       (574)
Adjustments due to plan modifications..............          50                -              (585)       (535)
                                                        -------        ---------         ---------     -------

Balance at June 30, 2003...........................     $     -        $   3,225         $     387     $ 3,612
                                                        =======        =========         =========     =======

For the three months ended June 30, 2003, approximately $0.1 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.8 million that extend beyond one year and are included in other long-term liabilities.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

During June 2002, we noted a significant adverse change in the business climate of the company and the telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value of our goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended June 30, 2003 was $17.2 million. This represents a 3.8% increase compared to the three months ended June 30, 2002 and a 2.4% decrease from the three months ended March 31, 2003. The increase in depreciation expense as compared to the three months ended June 30, 2002 was related to the deployment of network assets and other general business assets. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of customer relationships.

INTEREST EXPENSE AND INCOME

Interest expense for the three months ended June 30, 2003 and 2002 was approximately $16.8 million and $15.0 million, respectively. Interest expense for the three months ended March 31, 2003 was approximately $16.5 million. Interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and Term C loan under the senior credit facility, commitment fees on the unused senior credit facility, and interest expense related to IRUs. Interest expense on the subordinated notes is payable in-kind (PIK) through November 2006.

Interest expense increased from the same quarter a year ago due to an increase in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to remain stable over the next two quarters as increases in the amount of borrowings under the Term D loan that may be drawn down on September 30, 2003 and December 31, 2003, will be offset by lower effective interest rates resulting from the expiration of the $62.5 million notional amount interest rate swap agreement in May 2003. Interest expense, currently payable in cash, was $7.5 million and $7.7 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and $7.4 million for the three months ended March 31, 2003.

Interest income for the three months ended June 30, 2003 and 2002 was approximately $0.1 million, and $0.1 million, respectively. Interest income for the three months ended March 31, 2003 was approximately $0.1 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to decrease slightly in the remaining two quarters of 2003.

INCOME TAXES

We have not generated any taxable income to date, and did not incur any income tax liability as a result. Further, we do not expect to generate taxable income during the remainder of 2003.

NET LOSS

The net loss was $23.8 million and $339.0 million for the three months ended June 30, 2003 and 2002, respectively. The improvement in net loss was attributable to the factors previously discussed.

The net loss applicable to common stockholders was $36.6 million and $349.8 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in net loss applicable to common stockholders was attributable to the factors previously discussed, offset by non-cash accretion and dividends on preferred stock. The non-cash accretion and dividends on our preferred stock increased $2.0 million, or 18.8%, to $12.8 million for the three months ended June 30, 2003 as compared to $10.8 million for the three months ended June 30, 2002. This change was primarily driven by the increase in dividends on preferred stock, which result from the compounding of dividends that accrete to principal.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO JUNE 30, 2002

REVENUE

We generated $162.3 million in revenue during the six months ended June 30, 2003 as compared to $143.8 million for the six months ended June 30, 2002, an increase of $18.5 million or 12.9%. Of our total revenue increase from the six months ended June 30, 2002, approximately $16.5 million was attributable to increases in voice revenue and $2.9 million in data revenue. These increases were offset by a decrease in access revenue of $0.9 million. The increase in voice and data revenue from the same period a year ago is primarily attributable to an increase in the average number of lines in service. The average number of voice lines increased by approximately 79,000 and the average number of data lines increased by approximately 2,400 lines. Our total lines in service increased by 9.7% to 513,547 lines at June 30, 2003.

Our churn for the six months ended June 30, 2003, of our facilities-based business clients, decreased slightly to an average of 1.5% per month. Our churn levels continue to compare favorably to the churn of clients experienced by similar companies within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

Network costs for the six months ended June 30, 2003 were $81.8 million representing a $0.8 million or 0.9% decrease compared to network costs for the six months ended June 30. Network costs as a percentage of total revenues were 50.4% at June 30, 2003, down from 57.5% for the six-months ended June 30, 2002. Network costs continue to increase at a slower rate than revenue, which reflects the benefits of our fiber network implementation and other network efficiencies realized from the increased number of installed lines. We believe that network costs as a percentage of revenue should continue to decline in 2003.

Additionally, we have continued with initiatives introduced in 2002 to optimize our existing network. During the six month period ended June 30, 2003, our average cost per line declined approximately 16.6% as compared to the six month period ended June 30, 2002, which highlights the effectiveness of our network optimization initiatives, the impact of economies of scale from having a greater number of lines in service, and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation and amortization expense. The benefits derived from our network optimization initiatives were somewhat offset by increases in variable network costs related to higher in-service line volume and minutes of use as compared to the six month period ended June 30, 2002.

Our revenues exceeded our network costs by $80.5 million, or 49.6% of revenue, for the six month period ended June 30, 2003, compared to $61.2 million, or 42.5% of revenue, for the six month period ended June 30, 2002. We expect that our revenue in excess of network costs, as a percentage of revenue will improve as our revenue increases and we continue to realize cost efficiencies in our network costs during 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2003 were $63.1 million compared to selling, general and administrative expenses of $101.8 million during the six months ended June 30, 2002. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses decreased 28.1% from $86.9 million during the six months ended June 30, 2002 to $62.4 million during the six months ended June 30, 2003.

Selling, general and administrative expenses, excluding non-cash deferred compensation and management ownership allocation charges, as a percentage of revenue was 38.5% for the six month period ended June 30, 2003 as compared to 60.4% for the six month period ended June 30, 2002. The changes in selling, general and administrative expenses resulted primarily from changes in the number of employees, cost reductions associated with restructuring efforts and other back office enhancements, and a decrease in bad debt expense related to distressed telecommunication carrier accounts.

During the six month period ended June 30, 2003, salary, commissions and benefits decreased approximately $10.3 million, directly related to headcount decreases as compared to the six month period ended June 30, 2002. The number of individuals we employed decreased to 1,323 at June 30, 2003. At June 30, 2002, we employed 1,801 individuals and at March 31, 2003, we employed 1,410 individuals.

Bad debt expense decreased $11.6 million as compared to the six-month period ended June 30, 2002. Bad debt expense of $11.8 million for the six months ended June 30, 2002 was associated with distressed telecommunications carriers, including Global Crossing and World Com. The acquisition of assets from Fairpoint also resulted in incremental expenses of $3.3 million for the six months ended June 30, 2002.

Also included in selling, general and administrative expenses for the six months ended June 30, 2003, is compensation amortization of $0.7 million. This compares to the non-cash charges of $14.9 million for the six months ended June 30, 2002, which included a non-cash charge of $10.7 million for management ownership allocation. Compensation expense for the six month period ended June 30, 2003 includes the expense associated with our adoption of SFAS No. 148. Prospectively, beginning on January 1, 2003, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123. Non-cash compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING COSTS

During February 2003, we modified a portion of our restructuring plan related to reduce reliance on certain collocation sites. As we engaged in our restructuring actions in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result of this plan modification, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

For the six month period ended June 30, 2003, approximately $ 0.6 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.8 million that extend beyond one year and are included in other long-term liabilities. Refer to the table that highlights our cumulative restructuring activities through June 30, 2003 in the results of operations for the three months ended June 30, 2003 as compared to June 30, 2002 section of this discussion.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

During June 2002, we noted a significant adverse change in the business climate of the company and the telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined utilizing a combination of market-based methods to estimate the fair value of our goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the six months ended June 30, 2003 was $34.7 million. This represents a 6.2% increase compared to the six months ended June
30. The increase in depreciation expense as compared to the six months ended June 30, 2002 was related to the deployment of network assets, including fiber, and other general business assets.

INTEREST EXPENSE AND INCOME

Interest expense for the six months ended June 30, 2003 and 2002 was approximately $33.3 million and $29.1 million, respectively. Interest expense on the subordinated notes is payable in-kind (PIK) through November 2006.

Interest expense increased from the same six month period a year ago due to an increase in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to remain stable over the next six months as increases in the amount of borrowings under the Term D loan that may be drawn down on September 30, 2003 and December 31, 2003 will be offset by the expiration of the $62.5 million notional amount interest rate swap agreement in May 2003. Interest expense, currently payable in cash, was $14.9 million for the six-month period ended June 30, 2003 and 2002, respectively.

Interest income for the six months ended June 30, 2003 and 2002 was approximately $0.1 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. We expect interest income to decrease slightly in the remaining six months of 2003.

INCOME TAXES

We have not generated any taxable income to date, and did not incur any income tax liability as a result. Further, we do not expect to generate taxable income during the remainder of 2003.

NET LOSS

The net loss was $50.0 million and $386.3 million for the six-month periods ended June 30, 2003 and 2002, respectively. The improvement in net loss was attributable to the factors previously discussed.

The net loss applicable to common stockholders was $75.2 million and $407.6 million for the six-month period ended June 30, 2003 and 2002, respectively. The decrease in net loss applicable to common stockholders was attributable to the factors previously discussed, offset by non-cash accretion and dividends on preferred stock. The non-cash accretion and dividends on our preferred stock increased $3.9 million, or 18.3%, to $25.2 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This change was primarily driven by the increase in dividends on preferred stock, which result from the compounding of dividends that accrete to principal.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants have noted in their report dated March 27, 2003 concerning our financial statements for the year ended December 31, 2002, included in our annual report filed on Form

10-K, that we had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses applicable to common stockholders of $36.6 million, $38.6 million, and $349.8 million for the quarters ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively. Adjusted EBITDA was positive $10.3 million for the three months ended June 30, 2003, positive $8.2 million for the three months ended March 31, 2003 and negative $16.4 million for the three months ended June 30, 2002. Net cash used for operating activities was approximately $3.8 million, $8.1 million and $12.1 million for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively. We generated positive cash flow from operations for the month of June 2003. Although not necessarily indicative of future cash flow results, this was the first time we experienced positive monthly cash flow. Assuming we substantially meet our 2003 plan, we expect our operating losses and net losses to decline as our operations mature and we achieve greater operating efficiencies. Our viability is dependent upon our ability to continue to execute under our business strategy and to generate positive cash flows from operations. The success of our business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in our operating cash flows, and managing our costs and capital expenditures to be able to meet our debt service obligations.

We have completed several steps intended to increase our liquidity and better position our company to compete under current conditions and anticipated changes in the telecommunications industry. These include:

-   Completing an additional financing of $48.9 million in September 2002,

-   Maintaining a high client retention rate,

- Completing operational initiatives to optimize our network and lower its cost structure,

- Reducing general and administrative expenses through automation and reductions in workforce,

-   Exiting one market that was found to be unprofitable,

-   Introducing new products to improve revenue growth and profitability, and

- Redeploying assets held for use to reduce the requirement for capital expenditures.

Our 2003 plan is predicated upon the following assumptions:

- sustained growth due to increased penetration for data and voice offerings in our operational markets,

- continued improvement in operational efficiencies through economies of scale that translates into lower network costs and lower selling, general and administrative expenses as a percentage of revenue; and

-   decreased capital expenditures.

Our revenue and costs may be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Due to current adverse conditions in the general economy and specifically the telecommunications industry, it likely will be difficult to obtain public/private financing, bank financing or vendor financing to continue our business. Failure to raise sufficient funds may require us to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from our obligations, as to which success cannot be assured.

There are conditions to our ability to borrow under the senior credit facility, including the continued satisfaction of covenants. These covenants require us to maintain minimum cash and committed financing of $10.0 million through July 1, 2004 and impose limits on our capital expenditures that vary annually as described in the Third Amended and Restated Credit Agreement (the "Credit Agreement"). A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. If that event should occur, we can make no assurance that we will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from our obligations, or that we will be successful in these efforts. As of June 30 2003, we were in compliance with these covenants and if we are able to substantially execute our 2003 plan, then we expect to be in compliance with these covenants for the remainder of 2003.

At June 30, 2003, we had $15.0 million in cash and cash equivalents and $1.8 million available under our senior credit facility which is available in two equal quarterly installments on September 31, 2003 and December 31, 2003, and subject to no "material adverse change" in the business, as defined in our Credit Agreement. The 2003 plan assumes that we will have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003. The amount of cash available as of December 31, 2003 is dependent upon factors that could differ materially from the estimates. Should factors assumed in the 2003 plan differ materially, management may delay some of its future capital expenditures, reduce selling, general and administrative expenses, or seek alternative financing for future capital expenditures.

Our projections of future positive cash flows from operations may be inaccurate due to a variety of factors including:

-   delays in the timely collection of amounts owed to us;

-   shorter payment terms given to us by our vendors;

-   changes in number of customers and penetration of new services;

-   changes in cost of our networks in each of our markets;

-   regulatory changes;

-   changes in technology;

-   changing conditions within the industry and the general economy; and

-   increased competition.

Due to the uncertainty of all of these factors, actual funding available from operations and other sources may vary from expected amounts, possibly to a material degree, and such variations could affect our funding needs and could result in a default under our credit facilities. Our collection from interexchange carriers and established telephone companies has historically been longer than those from end-users, but has decreased in the first six months of 2003.

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

Our continuation as a going concern is dependent on our ability to substantially achieve the 2003 plan. While our 2003 plan assumes we will have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, at December 31, 2003, there can be no assurance that we will be successful in executing our business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to us, or at all, or that management's estimate of additional funds required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should we be unable to continue as a going concern.

FINANCING FACILITIES

Our Bridge Agreement, as amended, permits us to incur up to $425.0 million in borrowings under the senior credit facility, subject to approval from a majority of our lenders. We have $398.9 million that has been committed, subject to various conditions, covenants and restrictions, including those described in
Note 8 to the condensed consolidated financial statements. As of June 30, 2003, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan, $100.0 million outstanding under the revolving credit facility, $44.5 million outstanding under the term C loan, and $2.6 million outstanding under the term D loan. There was $1.8 million available under the senior credit facility at June 30, 2003, which is subject to no "material adverse change" in the business, as defined in our Credit Agreement. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

Our senior credit facility requires us to notify our lenders of a material adverse change in our business. Failure to timely notify our lenders of a material adverse change would be an event of default under the Credit Agreement permitting our lenders to accelerate the loan; however, notice to our lenders of a material adverse change does not itself create an event of default under the Credit Agreement. However, our lenders are not required to advance further funds under such circumstances. As of June 30, 2003, we were in compliance with these covenants.

We also have $216.0 million of subordinated notes outstanding, excluding the discount of $2.5 million and accrued PIK interest of $3.9 million, which are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those in our senior credit facility. As of June 30, 2003, we were in compliance with these covenants.

CASH FLOWS

We have incurred significant operating and net losses since our inception. However, we generated positive cash flow from operations for the month of June 2003 and positive adjusted EBITDA during the quarter ended June 30, 2003. Although not necessarily indicative of future cash flow results, this was the first time we experienced positive monthly cash flow. Also, this was the second straight quarter in which we generated positive adjusted EBITDA. While we expect to continue to generate positive adjusted EBITDA, we also expect to continue to have operating losses as we penetrate our markets. As of June 30, 2003, we had an accumulated deficit of $1.0 billion. Net cash used for operating activities was approximately $11.9 million and $39.3 million for the six months ended June 30, 2003 and 2002, respectively. The net cash used for operating activities during the six months ended June 30, 2003 was primarily due to net losses from operations, negative net working capital changes of $15.5 million, of which $0.6 million was related to payments of restructuring obligations, and interest expense payable in cash of $14.9 million. Net cash used for operating activities was also impacted by settlement payments received by us and offset by payments made by us upon resolution of disputes with other phone companies. Net cash paid for interest for the six months ended June 30, 2003 versus June 30, 2002 increased $0.1 million, or 0.7%, as a result of additional borrowings, offset by lower LIBOR rates. The net cash used for operating activities during the six months ended June 30, 2002 was primarily due to net losses incurred while we grew our client base and operations.

Net cash used in investing activities was $4.0 million and $11.2 million for the six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities for the six months ended June 30, 2003 related to capital expenditures in support of growth in existing markets. Net cash used in investing activities for the six months ended June 30, 2002, also related to capital expenditures, offset by the proceeds from the sale of non-essential corporate assets.

Net cash provided by financing activities was $1.4 million and $54.8 million for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by financing activities for the six months ended June 30, 2003 was related to borrowings under the Term D loan of the senior credit facility. Net cash provided by financing activities for the six months ended June 30, 2002 was also related to borrowings under the senior credit facility. Funds received were used for capital expenditures and general corporate purposes.

CAPITAL REQUIREMENTS

Capital expenditures were $4.0 million and $12.2 million for the six months ended June 30, 2003 and 2002, respectively. We expect that our capital expenditures for 2003 will continue to remain below the level of 2002. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation". This statement permits two additional transition methods for entities to apply when implementing the fair value recognition provisions of SFAS No. 123. The standard also establishes new disclosure requirements and requires prominent display of such disclosures. The standard is effective for financial statements for fiscal years ending after December 31, 2002, with early application permitted. We adopted this standard effective January 1, 2003. On a prospective basis, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123, and the impact of the adoption is included in our results of operations for the three and six months ended June 30, 2003. The adoption of SFAS Nos. 123 and 148 during the three and six months ended June 30, 2003 resulted in us recording $0.1 million and $0.5 million of compensation expense for the fair value of options granted during the period and deferring $0.6 million and $0.5 million to be recognized over the remaining vesting period, respectively.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We will adopt this Standard on July 1, 2003. Upon adoption, we will reclassify our mandatorily redeemable preferred stock to long-term liabilities. We will also begin to recognize dividends declared and accretion related to this preferred stock as interest expense. We are currently assessing the impact of the adoption of SFAS No. 150 on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2003 and December 31, 2002, the carrying value of our debt obligations, excluding capital lease obligations, was $613.4 million and $595.9 million, respectively. The fair value of those obligations was $623.3 million and $602.4 million, respectively. The weighted average interest rate of our debt obligations at June 30, 2003 and December 31, 2002 was 7.46% and 8.21%, respectively. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at June 30, 2003 would have resulted in an increase in fair value of long-term debt of approximately $10.7 million.

Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at June 30, 2003 would have resulted in an approximate increase in cash required for interest on variable rate debt during the remaining fiscal year of $1.1 million, increasing to $2.1 million in the next fiscal year, and then declining to $2.0 million, $1.7 million, and 1.2 million, in the third, fourth and fifth years, respectively.

As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. At June 30, 2003, the weighted average pay rate for the interest rate swap agreement was 6.94% and the average receive rate was 1.29%.

At June 30, 2003, we had an interest rate swap agreement for a notional amount of $125.0 million. Based on the fair value of the interest rate swap at June 30, 2003, it would have cost us $17.9 million to terminate the agreement. A hypothetical decrease of 100 basis points in the swap rate would have increased the cost to terminate this agreement by approximately $3.4 million.

In a declining interest rate market, the benefits of the hedge position are minimized, however, we continue to monitor market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Choice One Communications Inc., with the participation and assistance of the Company's management, concluded that the Company's disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

                  On January 26, 2002, the Company and its wholly owned subsidiary US Xchange Inc. (referred to collectively for purposes of this paragraph as the Company), filed suit against AT&T Corp ("AT&T") in the United States District Court for the Western District of New York (02-CV-6090L). The Company sought damages from AT&T for breach of contract, based upon AT&T's failure to pay, either on time or in full, the Company's invoices for access services provided to AT&T. On June 13, 2003, the Company settled this matter by entering into a Settlement and Switched Access Service Agreement ("Agreement") with AT&T. Among other things, the Agreement provided for a settlement payment by AT&T to Choice One to resolve charges for access service provided prior to May 1, 2003. The Agreement also established rates that the Company will charge AT&T for access service during the term of the agreement.

                  On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court of the southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants were dismissed without prejudice by an agreement with the plaintiffs. After the court denied motions to dismiss the cases, the parties entered into a mediation which has resulted in the execution of a Memorandum of Understanding by the Company and approximately 300 other issuers who are the subject of similar litigation. The settlement contemplated by the Memorandum of Understanding will not involve any payments by the Company and would terminate only the claims by the plaintiffs against issuers. The claims against the underwriters will continue, and the Company will be required to participate in limited discovery related to those claims. It is expected that the finalization of the settlement, including the certification of a class and obtaining court approval of the settlement, will continue through at least the end of the year. There are a number of conditions to the finalization of the settlement and it is not possible to predict whether all of those conditions will be satisfied.

Item 2.           Changes in Securities and Use of Proceeds

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Election of Directors - At the Annual Meeting of Stockholders held on May 29, 2003, stockholders re-elected current directors Leigh J. Abramson and Louis Massaro.

                                                 Votes Cast
                                                 ----------
                            For               Against      Abstain          Broker Non-Votes
                            ---               -------      -------          ----------------
Leigh J. Abramson         31,956,826             0         58,259                  0

Louis Massaro             31,873,901             0        141,184                  0

                  Stockholders ratified the appointment of
                  PricewaterhouseCoopers LLP as independent accountants for the year ended December 31, 2003.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports for Form 8-K

                  A.       Exhibits

                           See Exhibit Index

                  B.       Reports on Form 8-K

                           On May 5, 2003, the Company filed a report on Form 8-K to report on a press release announcing the activation of an intra-city fiber ring network in Columbus, Ohio , and a press release reporting our first quarter results for the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOICE ONE COMMUNICATIONS INC.
                                    Registrant

DATE: August 12, 2003               By:      /s/ Steve M. Dubnik
                                      ------------------------------------------
                                    Steve M. Dubnik, Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

                                    By:      /s/ Ajay Sabherwal
                                    --------------------------------------------
                                    Ajay Sabherwal, Executive Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                                           LOCATION
-------      -----------                                           --------
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

   3.4       Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 10.25
             Designations for Series A Senior Cumulative           to the Company's 10-K filed on April 1, 2002.
             Preferred Stock of Choice One Communications Inc.

   3.5       Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.4 to
             Incorporation with Certificate of Designations,       the Company's 10-Q filed on May 15, 2002.
             Preferences and Rights of Series A Senior
             Cumulative Preferred Stock dated March 30, 2002.

   3.6       Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 4.6 to
             Designations for Series A Senior Cumulative           the Company's 8-K filed on September 27, 2002.
             Preferred Stock.

 10.40       Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1 to
             Technologies Operating Company, LLC and Choice        the Company's 10-Q for the quarter ended June
             One Communications Inc. dated as of May 31,           30, 2000.
             2000.*

 10.45       Amendment No. 1 dated as of December 7, 2001 to       Filed herewith
             Master Facilities Agreement and Assignment and
             Assumption among Choice One Communications Inc.,
             Fiber Technologies Construction Company, LLC and
             Fiber Technologies Networks, LLC dated as of May
             31, 2000.**

 10.46       Amendment No. 2 dated as of May 2, 2002 to Master     Filed herewith
             Facilities Agreement and Assignment and
             Assumption among Choice One Communications Inc.,
             Fiber Technologies Construction Company, LLC and
             Fiber Technologies Networks, LLC dated as of May
             31, 2000.**

EXHIBIT
NUMBER       DESCRIPTION                                           LOCATION
-------      -----------                                           --------
 10.47       Amendment No. 3 dated as of June 13, 2002 to          Filed herewith
             Master Facilities Agreement and Assignment and
             Assumption among Choice One Communications Inc.,
             Fiber Technologies Construction Company, LLC and
             Fiber Technologies Networks, LLC dated as of May
             31, 2000.

 10.48       Amendment No. 4 dated as of August 15, 2002 to        Filed herewith
             Master Facilities Agreement and Assignment and
             Assumption among Choice One Communications Inc.,
             Fiber Technologies Construction Company, LLC and
             Fiber Technologies Networks, LLC dated as of May
             31, 2000.**

 10.49       Amendment No. 5 dated as of September 23, 2002 to     Filed herewith
             Master Facilities Agreement and Assignment and
             Assumption among Choice One Communications Inc.,
             Fiber Technologies Construction Company, LLC and
             Fiber Technologies Networks, LLC dated as of May
             31, 2000.**

 10.50       Amendment No. 6 dated as of October 29, 2002 to       Filed herewith
             Master Facilities Agreement and Assignment and
             Assumption among Choice One Communications Inc.,
             Fiber Technologies Construction Company, LLC and
             Fiber Technologies Networks, LLC dated as of May
             31, 2000.**

  31.1       Certification by Chief Executive Officer filed        Filed herewith
             herewith pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

  31.2       Certification Chief Financial Officer filed           Filed herewith
             herewith pursuant to 18 U.S.C. Section 1350, as
             adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

  32.1       Certification by Chief Executive Officer and Chief    Filed herewith
             Financial Officer filed herewith pursuant to 18
             U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2, which was granted by the Commission until May 31, 2003. A request for an extension of confidential treatment was filed with the Commission on May 30, 2003.

** Portions of this agreement have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2.