Form 10-Q
period 2003-09-30
CHOICE ONE COMMUNICATIONS INC
filed 2003-11-13
CIK 1091953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          QUARTERLY REPORT ON FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

As of November 1, 2003, there were outstanding 44,098,354 shares of the registrant's common stock, par value $0.01 per share.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2003 and
         December 31, 2002................................................................................        2

         Condensed Consolidated Statements of Operations for the three months ended
         September 30, 2003 and September 30, 2002........................................................        3

         Condensed Consolidated Statements of Operations for the nine months ended
         September 30, 2003 and September 30, 2002........................................................        4

         Condensed Consolidated Statements of Cash Flow for the nine months ended
         September 30, 2003 and September 30, 2002........................................................        5

         Notes to Condensed Consolidated Financial Statements.............................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............       17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................       32

Item 4.  Controls and Procedures..........................................................................       33

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................       34

Item 2.  Changes in Securities and Use of Proceeds........................................................       34

Item 3.  Defaults Upon Senior Securities..................................................................       34

Item 4.  Submission of Matters to a Vote of Security Holders..............................................       34

Item 5.  Other Information................................................................................       34

Item 6.  Exhibits and Reports on Form 8-K.................................................................       34

Signatures................................................................................................       35


                                       (i)

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                          2003              2002
                                                                                          ----              ----
                                     ASSETS

Current Assets:
     Cash and cash equivalents .................................................      $    17,434       $    29,434
     Accounts receivable, net ..................................................           33,265            43,215
     Prepaid expenses and other current assets .................................            4,176             2,298
                                                                                      -----------       -----------
         Total current assets ..................................................           54,875            74,947

Property and equipment, net of accumulated depreciation ........................          303,003           336,711

Intangible assets, net of accumulated amortization .............................           36,282            47,479
Other assets, net ..............................................................            5,037             4,813
                                                                                      -----------       -----------
Total assets ...................................................................      $   399,197       $   463,950
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber ....      $       572       $       461
     Accounts payable ..........................................................            5,307            14,717
     Accrued expenses ..........................................................           45,374            58,381
                                                                                      -----------       -----------
         Total current liabilities .............................................           51,253            73,559

Long-term debt, net ............................................................          622,528           595,941
Redeemable series A preferred stock, $0.01 par value, 340,000 shares authorized;
251,588 shares issued and outstanding, at September 30, 2003, ($326,877
liquidation value at September 30, 2003) .......................................          282,094                --

Long-term portion of capital leases for indefeasible rights to use fiber .......           33,551            31,968
Interest rate swaps ............................................................           15,734            19,308
Other long-term liabilities ....................................................            3,646             3,581
                                                                                      -----------       -----------
         Total long-term debt and other liabilities ............................          957,553           650,798

Commitments and Contingencies (Note 13)

Redeemable Series A Preferred stock, $0.01 par value, 340,000 shares authorized;
251,588 shares issued and outstanding at December 31, 2002 .....................               --           243,532

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
         authorized, no shares issued and outstanding ..........................               --                --

     Common stock, $0.01 par value, 150,000,000 authorized; 44,191,360 and
         42,478,396 shares issued as of September 30, 2003 and
         December 31, 2002, respectively .......................................              442               425

     Treasury stock, 135,415 shares, at cost, at September 30, 2003 and
         December 31, 2002, respectively .......................................             (473)             (473)

     Additional paid-in capital ................................................          474,510           498,439
     Deferred compensation .....................................................             (457)             (391)
     Accumulated other comprehensive loss ......................................          (15,734)          (19,308)
     Accumulated deficit .......................................................       (1,067,897)         (982,631)
                                                                                      -----------       -----------
     Total stockholders' deficit ...............................................         (609,609)         (503,939)
                                                                                      -----------       -----------
     Total liabilities and stockholders' deficit ...............................      $   399,197       $   463,950
                                                                                      ===========       ===========

     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,

                                                                                          2003               2002
                                                                                      ------------       ------------
Revenue ........................................................................      $     80,822       $     74,439
Operating expenses:
     Network costs, excluding depreciation expense of $7,521 and $10,067 in
       2003 and 2002, respectively..............................................            38,846             40,304

     Selling, general and administrative, excluding depreciation and amortization expense of $7,859 and $8,360 in 2003 and 2002, respectively, and including non-cash compensation of $145 and $962 in 2003 and 2002, respectively, and non-cash management ownership allocation charge of $200
       in 2002 .................................................................            31,714             38,469

     Loss on disposition of assets .............................................               154                 36
     Restructuring costs .......................................................                --              5,283
     Impairment loss on long-lived assets ......................................                --             11,273
     Depreciation and amortization .............................................            15,380             18,427
                                                                                      ------------       ------------
         Total operating expenses ..............................................            86,094            113,792
                                                                                      ------------       ------------
Loss from operations ...........................................................            (5,272)           (39,353)
Interest income/(expense):
     Interest income ...........................................................                29                108
     Interest expense ..........................................................           (16,625)           (15,473)
     Accretion of preferred stock ..............................................            (2,902)                --
     Accrued dividends on preferred stock ......................................           (10,458)                --
                                                                                      ------------       ------------
         Total interest income/(expense), net ..................................           (29,956)           (15,365)
                                                                                      ------------       ------------
Net loss .......................................................................           (35,228)           (54,718)

     Accretion of preferred stock ..............................................                --              2,125
     Accrued dividends on preferred stock ......................................                --              9,114
                                                                                      ------------       ------------
Net loss applicable to common stockholders .....................................      $    (35,228)      $    (65,957)
                                                                                      ============       ============

Net loss per share, basic and diluted ..........................................      $      (0.65)      $      (1.47)
                                                                                      ============       ============

Weighted average number of shares outstanding, basic and diluted ...............        54,006,877         44,974,102
                                                                                      ============       ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,

                                                                                           2003               2002
                                                                                       ------------       ------------
Revenue .........................................................................      $    243,111       $    218,225
Operating expenses:
     Network costs, excluding depreciation expense of $25,425 and $26,473 in 2003
       and 2002, respectively ...................................................           120,684            122,923

     Selling, general and administrative, excluding depreciation and amortization expense of $24,678 and $24,662 in 2003 and 2002, respectively, and including non-cash compensation of $806 and $4,909 in 2003 and 2002, respectively, and non-cash management ownership allocation charge of
       $10,915 in 2002 ..........................................................            94,808            140,218
     Loss on disposition of assets ..............................................               242                814
     Restructuring (credits)/costs ..............................................              (535)             5,283
     Impairment loss on long-lived assets .......................................                --            294,524
     Depreciation and amortization ..............................................            50,103             51,135
                                                                                       ------------       ------------
         Total operating expenses ...............................................           265,302            614,897
                                                                                       ------------       ------------
Loss from operations ............................................................           (22,191)          (396,672)
Interest income/(expense):
     Interest income ............................................................               139                239
     Interest expense ...........................................................           (49,891)           (44,611)
     Accretion of preferred stock ...............................................            (2,902)                --
     Accrued dividends on preferred stock .......................................           (10,458)                --
                                                                                       ------------       ------------
         Total interest income/(expense), net ...................................           (63,112)           (44,372)
Other income ....................................................................                36                 --
                                                                                       ------------       ------------
Net loss ........................................................................           (85,267)          (441,044)

     Accretion of preferred stock ...............................................             5,334              6,122
     Accrued dividends on preferred stock .......................................            19,867             26,427
                                                                                       ------------       ------------
Net loss applicable to common stockholders ......................................      $   (110,468)      $   (473,593)
                                                                                       ============       ============

Net loss per share, basic and diluted ...........................................      $      (2.05)      $     (10.94)
                                                                                       ============       ============

Weighted average number of shares outstanding, basic and diluted ................        53,839,007         43,305,779
                                                                                       ============       ============


     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,

                                                                                    2003            2002
                                                                                 ---------       ---------
Cash flows from operating activities:
Net loss ..................................................................      $ (85,267)      $(441,044)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposition of assets .........................................            242             814
    Depreciation and amortization .........................................         50,103          51,135
    Interest payable in-kind on long-term debt ............................         23,454          18,188
    Amortization of deferred financing costs ..............................          3,331           3,096
    Amortization of discount on long-term debt ............................            828             422
    Accretion of preferred stock ..........................................          2,902              --
    Dividends on preferred stock ..........................................         10,458              --
    Non-cash compensation and management ownership allocation charge ......            806          15,824
    Impairment loss on long-lived assets ..................................             --         294,524
    Changes in assets and liabilities:
       Decrease/(increase) in accounts receivable, net ....................          9,950            (675)
       Increase in prepaid expenses and other assets ......................         (2,376)           (538)
       (Decrease)/increase in accrued restructuring costs .................         (1,223)          5,283
       (Decrease)/increase in accounts payable and accrued expenses .......        (20,334)          2,953
                                                                                 ---------       ---------
          Net cash used in operating activities ...........................         (7,126)        (50,019)

Cash flows from investing activities:
    Capital expenditures ..................................................         (7,026)        (19,958)
    Proceeds from sale of assets ..........................................            112           1,002
                                                                                 ---------       ---------
       Net cash used in investing activities ..............................         (6,914)        (18,956)

Cash flows from financing activities:
       Additions to long-term debt ........................................          2,625         198,200
       Principal payments of long-term debt ...............................             --         (98,700)
       Payments of financing costs ........................................             --          (2,382)
       Payments under long-term capital leases for indefeasible rights to
       use fiber ..........................................................           (585)           (231)
                                                                                 ---------       ---------

Net cash provided by financing activities .................................          2,040          96,887
                                                                                 ---------       ---------

Net (decrease)/increase in cash and cash equivalents ......................        (12,000)         27,912
                                                                                 ---------       ---------

Cash and cash equivalents, beginning of period ............................         29,434          14,415
                                                                                 ---------       ---------
Cash and cash equivalents, end of period ..................................      $  17,434       $  42,327
                                                                                 =========       =========



     The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

                                   (Unaudited)
             (Amounts in thousands, except share and per share data)


NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services. The Company, incorporated under the laws of the State of Delaware on June 2, 1998, provides these services primarily to small and medium-sized businesses in 29 second and third tier markets in the northeastern and midwestern United States. The Company operates in one segment and its services include local exchange and long distance services and high-speed data and Internet services. The Company seeks to become the leading integrated communications provider in each market it serves by offering a single source for competitively priced, high quality, customized telecommunications services.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2003.

NOTE 2.  GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced net losses applicable to common stockholders of $35.2 million, $36.6 million and $66.0 million for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively. At September 30, 2003, the Company had $17.4 million in cash and cash equivalents and $0.9 million available under its senior credit facility. The $0.9 million is available in one remaining quarterly installment on December 31, 2003 and is subject to no "material adverse change" in the business, as defined in the Company's Third Amended and Restated Credit Agreement ("Credit Agreement"). The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2002 and 2001, and for the nine months ended September 30, 2003. The Company has a total stockholders' deficit of $609.6 million as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has an operating plan for the year ended December 31, 2003 (the "2003 plan"). The Company's viability is dependent upon its ability to continue to execute under its business strategy and to generate positive cash flows from operations. For the three months ended September 30, 2003, the Company generated $4.8 million in positive cash flows from operations. Although not necessarily indicative of future cash flow from operations, this was the first time the Company generated positive quarterly cash flows from operations. The success of the Company's business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in its operating cash flows and managing its costs and capital expenditures to be able to meet its debt service obligations. However, the Company's revenue and costs may be dependent upon factors that are not within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements.

The Company's continuation as a going concern is dependent on its ability to substantially achieve its 2003 plan. While the substantial achievement of the Company's 2003 plan should result in the Company having positive cash and cash equivalents in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement through July 1, 2004, the covenant measurement period, there can be no assurance that the Company will be successful in executing its business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to the Company, or at all. There are conditions to the Company's ability to borrow the remaining $0.9 million available under its senior credit facility, including the continued satisfaction of covenants and absence of a material adverse change, as defined in the Credit Agreement. These covenants require the Company to maintain minimum cash and committed financing of $10.0 million through July 1, 2004, the covenant measurement period, and impose limits on the Company's capital expenditures that vary annually as described in the Credit Agreement. A default in the observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company can make no assurance that it will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from its obligations, or that it will be successful in these efforts. As of September 30, 2003, the Company was in compliance with these covenants and if the Company is able to substantially execute its 2003 plan, then the Company expects to be in compliance with these covenants for the remainder of 2003. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  STOCK OPTION PLANS

In accordance with SFAS No. 148, the Company adopted the financial statement measurement and recognition provisions of SFAS No. 123 effective January 1, 2003. Under SFAS No. 123, on a prospective basis, the Company recognizes compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options. The adoption of SFAS Nos. 123 and 148 during the three and nine month periods ended September 30, 2003 resulted in the Company recording $0.1 million and $0.6 million of compensation expense for the fair value of options granted during the period and deferring $0.1 million and $0.4 million to be recognized over the remaining vesting period, respectively.

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

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         2003            2002            2003            2002
                                                         ----            ----            ----            ----
Net loss as reported ...........................      $ (35,228)      $ (54,718)      $ (85,267)      $(441,044)
Stock-based employee compensation expense
included in reported net loss, net of related
tax effects ....................................            145             230             806             972

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects .............           (502)         (3,395)         (1,326)        (10,341)
                                                      ---------       ---------       ---------       ---------

Additional expense .............................           (357)         (3,165)           (520)         (9,369)
                                                      ---------       ---------       ---------       ---------
Net loss pro forma .............................      $ (35,585)      $ (57,883)      $ (85,787)      $(450,413)
                                                      =========       =========       =========       =========

Net loss per share, basic and diluted:

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         2003            2002            2003            2002
                                                         ----            ----            ----            ----
As reported ....................................      $   (0.65)      $   (1.47)      $   (2.05)      $  (10.94)
Pro forma ......................................      $   (0.66)      $   (1.54)      $   (2.06)      $  (11.17)

For purposes of the pro forma disclosures above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                2003                  2002
                                                ----                  ----
     Dividend yield ...................      0.00 percent          0.00 percent
     Expected volatility ..............    222.94 percent        215.07 percent
     Risk-free interest rate ..........      3.04 percent          4.92 percent
     Expected life ....................         7 years               7 years


The weighted average fair value of options granted during the nine-month period ended September 30, 2003 and 2002 was $0.25 and $3.20, respectively.

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

Basic and diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common stockholders by the weighted average outstanding common shares for the period. The Company had options and warrants to purchase 6,969,643 and 8,605,215 shares outstanding at September 30, 2003 and 2002, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard has not had a material impact on the Company's condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company adopted this Standard on July 1, 2003. Upon adoption, the Company reclassified its mandatorily redeemable preferred stock, previously given mezzanine presentation, to long-term liabilities. The Company also now recognizes dividends declared and accretion related to this preferred stock as a component of interest expense. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

On January 17, 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position FIN 46-6. The Company does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements.

NOTE 5.  PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consisted of the following:

                                                      SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                      ------------------   -----------------
         Switch equipment .....................           $ 304,649            $ 300,506
         Computer equipment and software ......              59,598               55,598
         Office furniture and equipment .......               9,891                9,950
         Leasehold improvement ................              23,120               22,815
         Indefeasible right to use fiber (IRU)               69,475               67,548
         Assets held for use ..................               6,045                5,132
         Construction in progress .............               2,482                5,665
                                                          ---------            ---------
                  Total property and equipment              475,260              467,214

         Less: accumulated amortization on IRUs              (8,048)              (5,452)
               accumulated depreciation .......            (164,209)            (125,051)
                                                          ---------            ---------
                  Property and equipment, net .           $ 303,003            $ 336,711
                                                          =========            =========

Depreciation expense, including amortization of IRUs, amounted to $12.7 million and $15.7 million for the three months ended September 30, 2003 and September 30, 2002, respectively, and $42.0 million and $43.2 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

NOTE 6.  INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The following schedule sets forth the major classes of intangible assets held by the
Company:

                                                SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                ------------------   -----------------
Amortized intangibles:

     Customer relationships ..............           $ 53,635            $ 53,635
     Deferred financing costs ............             29,815              29,785
         Less: accumulated amortization
                  Customer relationships .            (33,832)            (25,787)
                  Deferred financing costs            (13,336)            (10,154)
                                                     --------            --------
         Intangible assets, net ..........           $ 36,282            $ 47,479
                                                     ========            ========

Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods:

         October to December, 2003....................................     2,681
         2004.........................................................    10,616
         2005.........................................................     6,027
         2006.........................................................       370
         2007.........................................................       109

Amortization expense was $2.7 million for the three months ended September 30, 2003 and 2002, respectively, and $8.1 million and $8.0 million for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 7.  ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                                              SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                              ------------------         -----------------
         Accrued network costs..............................     $     24,724             $       33,936
         Accrued payroll and payroll related benefits.......            4,685                      2,883
         Accrued collocation costs..........................            2,864                      5,723
         Accrued interest...................................            1,107                      1,222
         Accrued restructuring costs........................              764                      1,695
         Deferred revenue...................................            5,320                      4,990
         Other..............................................            5,910                      7,932
                                                                 ------------             --------------
                  Total accrued expenses                         $     45,374             $       58,381
                                                                 ============             ==============

NOTE 8.  DEBT

         Long-term debt outstanding consists of the following:

                                              SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                              ------------------    -----------------
         Senior credit facility:

             Term A loan .............             $125,000             $125,000

             Term B loan .............              125,000              125,000

             Term C loan .............               44,243               41,389

             Term D loan .............                3,500                  875

             Revolver ................              100,000              100,000

         Subordinated notes ..........              224,785              203,677
                                                   --------             --------
                                                   $622,528             $595,941
                                                   ========             ========


Included in the subordinated notes is a discount on the notes of $2.3 million and $2.8 million as of September 30, 2003 and December 31, 2002, respectively. Included in the Term C loan is a discount of $3.7 million and $4.1 million as of September 30, 2003 and December 31, 2002, respectively, and payable-in-kind ("PIK") interest which accreted to principal of $3.5 million and $1.0 million as of September 30, 2003 and December 31, 2002, respectively.

The discount on the subordinated notes is being amortized over its nine-year term. For the three months ended September 30, 2003 and 2002, $0.2 million and $0.1 million of the discount was amortized, respectively. For the nine months ended September 30, 2003 and 2002, $0.4 million and $0.4 million of the discount was amortized, respectively. The discount on the Term C loan is also being amortized over its seven and one-half year term. For each of the three months ended September 30, 2003 and 2002, $0.1 million of the discount on the Term C loan was amortized. For the nine months ended September 30, 2003 and 2002, $0.1 million and $0.4 million, respectively, of the discount was amortized.

The Company's Credit Agreement provides the Company with the following borrowing limits, maturities and interest rates:

                                                 PRINCIPAL
                                                  AMOUNT            MATURITY
                                                  ------            --------
Revolving credit facility ................       $100,000          July 31, 2008
Term A loan ..............................        125,000          July 31, 2008
Term B loan ..............................        125,000       January 31, 2009
Term C loan ..............................         44,500         March 31, 2009
Term D loan ..............................          4,375       January 31, 2009

                                             INTEREST RATE OPTIONS                   INTEREST TERMS
                                             ---------------------                   --------------
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

The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through July 1, 2004, and impose limits on the Company's capital expenditures that vary annually as described in the Credit Agreement. A default in the observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2003.

As of September 30, 2003, the Company had principal borrowings of $216.0 million in subordinated notes, excluding the discount of $2.3 million and PIK interest of $11.1 million that had accrued but not accreted to principal. Interest on the notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. In May 2003, $13.3 million in PIK interest accreted to principal. The subordinated notes mature on November 9, 2010.

As of September 30, 2003, the maximum borrowings under the Term A loan, Term B loan, Term C loan, and the revolver loan were all outstanding. There was $3.5 million outstanding under the Term D loan at September 30, 2003 and an additional $0.9 million was available subject to certain conditions. The maximum borrowing under the subordinated notes was outstanding. At September 30, 2003, $276.5 million was variable rate debt and $341.0 million was fixed rate debt, including variable rate debt fixed by the interest rate swap agreement. The weighted average floating interest rate and the weighted average fixed swapped interest rate at September 30, 2003 were 5.53% and 11.37%, respectively.

NOTE 9.  DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor, or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the related interest rate swap agreement is recognized over the life of the related debt and is included in interest expense or income. The Company designates these interest rate swap contracts as cash flow hedges. The fair value of the interest rate swap agreement designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

At September 30, 2003, the Company had an interest rate swap agreement with a notional principal amount of $125.0 million expiring in February 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. Approximately 31% of the underlying credit facility debt is being hedged with this interest rate swap. The fair value of the swap agreement was $15.7 million and $19.3 million liability as of September 30, 2003 and December 31, 2002, respectively. The fair value of the interest rate swap agreement is estimated based on quotes from a broker and represents the estimated amount that the Company would expect to pay to terminate the agreement at the reporting date.

The Company also had an interest rate swap agreement with a notional principal amount of $62.5 million that expired in May 2003.

The fair value of the interest rate swap agreements are included in the accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreements is the only component of the other comprehensive loss. Comprehensive loss for the three months ended September 30, 2003 and September 30, 2002 was $33.1 million and $59.7 million, respectively. Comprehensive loss for the nine months ended September 30, 2003 and September 30, 2002 was $81.7 million and $447.6 million, respectively.

NOTE 10. RESTRUCTURING COSTS

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

On October 9, 2002, the Company notified its customers in the communities of Ann Arbor and Lansing, Michigan that the Company would be closing that market. The Company stopped selling services to new customers in this market and notified existing customers of the decision and the approximate time remaining until services were terminated, which was in December 2002. The Company has redeployed certain equipment from this market to other markets to optimize its network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market were not significant to the Company's consolidated results of operations.

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

At September 30, 2003, approximately $1.3 million of the total restructuring costs recognized had been paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.7 million that extend beyond one year and are included in other long-term liabilities.

The following table highlights the cumulative restructuring activities through September 30, 2003:

                                                                           NETWORK
                                             TERMINATION      LEASE        FACILITY
                                               BENEFITS    OBLIGATIONS      COSTS         TOTAL
                                               --------    -----------      -----         -----
Initial restructuring charge ............      $   559       $ 3,441       $ 1,283       $ 5,283
Payment of benefits and other obligations         (537)          (25)           --          (562)
                                               -------       -------       -------       -------
Balance at December 31, 2002 ............           22         3,416         1,283         4,721
Payment of benefits and other obligations          (72)         (289)         (327)         (688)
Adjustments due to plan modifications ...           50            --          (585)         (535)
                                               -------       -------       -------       -------

Balance at September 30, 2003 ...........      $    --       $ 3,127       $   371       $ 3,498
                                               =======       =======       =======       =======


NOTE 11. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
         AND CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended:

                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                     2003            2002
                                                                     ----            ----
    Interest paid ...........................................      $22,369         $24,713
    Capital lease obligations for IRUs ......................      $    --         $ 9,435
    Issuance of common stock for employer 401(k) contribution      $    --         $   414

NOTE 12. BARTER TRANSACTIONS

The Company engages in non-monetary trades of facilities-based voice and data telecommunications services for goods or services. These barter transactions are recorded at the estimated fair value of the asset or services received in accordance with SFAS No. 29, "Accounting for Non-monetary Transactions". During the three months ended September 30, 2003, the Company entered into one non-monetary agreement. For the nine months ended September 30, 2003, non-monetary barter transactions were not material to the financial statements.

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

We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We are achieving this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of September 30, 2003, we have connected approximately 94% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

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

The table below provides selected key operational data as of:

                                                                   September 30, 2003    September 30, 2002
                                                                   ------------------    ------------------
         Markets served                                                   29                    30

         Number of switches-voice                                         25                    26

         Number of switches-data                                          63                    63

         Total central office collocations                               505                   530

         Markets with operational fiber                                   19                    18

         Estimated addressable market (Business lines)                   5.7 million           5.7 million

         Lines in service-total                                      514,314               492,879

         Lines in service-voice                                      495,667               475,930

         Lines in service-data                                        18,647                16,949

         Total employees                                               1,373                 1,615

         Direct sales employees                                          296                   436


GOING CONCERN MATTERS

The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of independent accountants dated March 27, 2003 concerning our financial statements for the year ended December 31, 2002, included in our annual report filed on Form 10-K, noted that we had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses applicable to common stockholders of $35.2 million, $36.6 million, and $66.0 million for the quarters ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively. Adjusted EBITDA was positive $10.5 million for the three months ended September 30, 2003, positive $10.3 million for the three months ended June 30, 2003 and negative $8.7 million for the three months ended September 30, 2002. Net cash provided by operating activities was $4.8 million for the three months ended September 30, 2003. Net cash used in operating activities was approximately $3.8 million, and $10.7 million for the three months ended June 30, 2003, and September 30, 2002, respectively. Although not necessarily indicative of future cash flow results, the three months ended September 30, 2003 was the first time we generated positive quarterly cash flow from operations. Assuming we substantially meet our 2003 plan, we expect our operating losses and net losses to decline as our operations mature and we achieve greater operating efficiencies. Our future viability is dependent upon our ability to continue to execute under our business strategy and to generate positive cash flows from operations. The success of our business strategy includes obtaining and retaining a significant number of customers, generating significant and sustained growth in our operating cash flows, and managing our costs and capital expenditures to be able to meet our debt service obligations.

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

There are conditions to our ability to borrow under the senior credit facility, including the continued satisfaction of covenants. These covenants require us to maintain minimum cash and committed financing of $10.0 million through July 1, 2004 and impose limits on our capital expenditures that vary annually as described in the Third Amended and Restated Credit Agreement (the "Credit Agreement"). A default in observance of these covenants, if unremedied in three business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately and terminate any commitments. If that event should occur, we can make no assurance that we will not be required to engage in asset sales or pursue other alternatives designed to enhance liquidity or obtain relief from our obligations, or that we will be successful in these efforts. As of September 30 2003, we were in compliance with these covenants and if we are able to substantially execute our 2003 plan, then we expect to be in compliance with these covenants for the remainder of 2003.

At September 30, 2003, we had $17.4 million in cash and cash equivalents and $0.9 million available under our senior credit facility which is available in one quarterly installment on December 31, 2003 and subject to no "material adverse change" in the business, as defined in our Credit Agreement. We expect to have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, through July 1, 2004, the covenant measurement period. The amount of cash available through July 1, 2004 is dependent upon factors that could differ materially from the estimates. Should factors assumed in the 2003 plan differ materially, management may delay some of its future capital expenditures, reduce selling, general and administrative expenses, or seek alternative financing for future capital expenditures.

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

Our continuation as a going concern is dependent on our ability to substantially achieve the 2003 plan. While our 2003 plan assumes we will have positive cash and cash equivalents, in excess of the $10.0 million minimum cash and committed financing covenant established pursuant to the Credit Agreement, through July 1, 2004, the covenant measurement period, there can be no assurance that we will be successful in executing our business strategy or in obtaining additional debt or equity financing, if needed, on terms acceptable to us, or at all, or that management's estimate of additional funds required is accurate. The financial statements do not include any adjustments relating to the recoverability and classification of assets and the satisfaction and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In this filing, we include references to and analyses of adjusted earnings before income taxes, depreciation, amortization and other non-cash charges ("adjusted EBITDA") amounts. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flow provided by/(used in) operations determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the most directly comparable financial measure under GAAP. Management believes that the presentation of adjusted EBITDA is meaningful because it is an indicator of our ability to service existing debt, to sustain potential increases in debt, and to satisfy capital requirements. Adjusted EBITDA is also used as a factor in the calculation of management's variable compensation. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. We generated positive adjusted EBITDA during each of the quarters in 2003. We expect to continue to generate positive adjusted EBITDA during the remainder of 2003.

The following table shows the differences between our cash flow from operations as determined in accordance with GAAP and our adjusted EBITDA for the three and nine-month periods ended:

 (in thousands)

                                                      THREE MONTHS ENDED                               NINE MONTHS ENDED

                                                  SEPTEMBER 30,   JUNE 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2003           2003            2002                2003              2002
Net cash provided by/(used in) operating
   activities ..............................      $  4,760        $ (3,763)      $(10,749)          $ (7,126)          $(50,019)
Adjustments to reconcile:
    Changes in assets and liabilities ......         (1,558)         6,587         (5,736)            13,448             (7,022)
   Net interest expense currently payable
       Other expense, net ..................         29,956         16,746         15,365             63,076             44,372
       Amortization of deferred financing
          costs ............................         (1,080)        (1,110)        (1,051)            (3,331)            (3,096)
       Amortization of discount on
           long-term debt ..................           (285)          (275)          (173)              (828)              (422)

       Interest payable in-kind on
           long-term debt ..................         (8,027)        (7,844)        (6,309)           (23,454)           (18,188)
       Accretion of preferred stock ........         (2,902)            --             --             (2,902)                --
       Dividends on preferred stock ........        (10,458)            --             --            (10,458)                --
                                                   --------       --------       --------           --------           --------
    Net interest expense currently payable .          7,204          7,517          7,832             22,103             22,666
                                                   --------       --------       --------           --------           --------
Adjusted EBITDA ............................       $ 10,406       $ 10,341       $ (8,653)          $ 28,425           $(34,375)
                                                   ========       ========       ========           ========           ========

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

On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be closing that market. We stopped selling services to new customers in this market and notified existing customers of the decision and the approximate time remaining until services were terminated, which was in December 2002. We have redeployed certain equipment from this market to other markets to optimize our network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market were not significant to our consolidated results of operations.

In connection with the above activities, we recorded restructuring costs of $5.3 million in the three-month period ended September 30, 2002, comprised of employee termination be nefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million.

During February 2003, we modified a portion of our restructuring plan related to reduced reliance on certain collocation sites. As we engaged in our restructuring actions in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result of this plan modification, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003. Refer to the table that highlights our cumulative restructuring activities through September 30, 2003 in the Results of Operations section below.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO SEPTEMBER 30, 2002

REVENUE

We generated $80.8 million in revenue during the three months ended September 30, 2003. This represents an 8.6% increase compared to revenue for the three months ended September 30, 2002, and a 1.7% decrease compared to the revenue for the three months ended June 30, 2003.

Of our total revenue increase from the three months ended September 30, 2002, approximately $4.0 million was attributable to increases in voice revenue, $1.0 million in data revenue, and $0.9 million in access revenue. The increase in revenue for the three months ended September 30, 2003 versus the three months ended September 30, 2002 is primarily attributable to an increase in the average number of lines in service. For the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, the average number of voice lines increased by approximately 22,250 lines while the average number of data lines increased by approximately 2,100 lines. Our total lines in service increased from September 30, 2002 by 4.4% to 514,314 lines at September 30, 2003. The decrease in revenue for the three months ended September 30, 2003 versus the three months ended June 30, 2003 was primarily due to lower access revenue resulting from FCC mandated per minute access rate reductions.

Our churn for the three months ended September 30, 2003, of our facilities-based business clients, was 1.3% per month. This compares to 1.6% per month for the three months ended September 30, 2002 and 1.4% per month for the three months ended June 30, 2003. Our churn levels continue to compare favorably to the churn of clients experienced by other similar companies within the telecommunications industry. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

Network costs for the three months ended September 30, 2003 were $38.8 million, representing a 3.6% decrease compared to network costs for the three months ended September 30, 2002 and a 6.0% decrease compared to network costs for the three months ended June 30, 2003. Network costs as a percentage of total revenues were 48.1% at September 30, 2003, a decrease compared to 54.1% at September 30, 2002 and 50.3% June 30, 2003. Network cost changes in relation to revenue changes reflect the benefits of our fiber network implementation and other network efficiencies. We believe that network costs as a percentage of revenue should continue to decline in 2003. During the three months ended September 30, 2003, our average cost per line declined approximately 8.2% as compared to the three months ended September 30, 2002, and 6.2% as compared to the three months ended June 30, 2003. These decreases highlight the effectiveness of our network optimization initiatives and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation expense.

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

We lease fiber capacity in certain markets when economically justified by traffic volume in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company. Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive position in our markets. While we do not lay our own fiber, we do incur future cash obligations in the form of lease payments when we take possession of the fiber. Such obligations extend over the 20 year life of the lease for the indefeasible right to use the fiber. Our future obligations have been included in the five year cash obligation table previously disclosed in our Annual Report on Form 10-K: Item 7, filed on March 31, 2003.

We currently have 19 markets where we have intra-city fiber connecting our collocations. We plan to activate fiber in an additional 2 markets across our footprint. Our fiber network now consists of 2,483 route miles of intra- and inter-city fiber, of which 2,215 miles is operational. Once complete, our fiber network will consist of approximately 3,420 fiber miles.

Our revenues exceeded our network costs by $42.0 million, or 51.9% of revenue, for the three months ended September 30, 2003, compared to $34.1 million, or 45.9% of revenue, for the three months ended September 30, 2002, and $40.9 million, or 49.7% of revenue for the three months ended June 30, 2003. We expect that our revenue in excess of network costs, as a percentage of revenue, will continue to improve as our revenue increases and network costs decrease through optimization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2003 were $31.7 million compared to selling, general and administrative expenses of $38.5 million and $30.7 million during the three months ended September 30, 2002 and June 30, 2003, respectively. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses decreased 15.8% from $37.5 million during the three months ended September 30, 2002 to $31.6 million during the three months ended September 30, 2003. For the three months ended June 30, 2003 selling, general and administrative expenses excluding non-cash deferred compensation and management allocation were $30.5 million.

Selling, general and administrative expenses, excluding non-cash deferred compensation and management ownership allocation charges, as a percentage of revenue, were 39.1% for the three months ended September 30, 2003, as compared to 50.4% for the three months ended September 30, 2002 and 37.2% for the three months ended June 30, 2003. The increase in selling, general and administrative expenses from the three months ended June 30, 2003 to the three months ended September 30, 2003 resulted primarily from increased salaries, commissions and advertising expenses.

During the three months ended September 30, 2003, salary, commissions and benefits decreased approximately $3.6 million, directly related to headcount decreases as compared to the three months ended September 30, 2002. The number of individuals we employed decreased to 1,373 during the three months ended September 30, 2003. At September 30, 2002, we employed 1,615 individuals and at June 30, 2003, we employed 1,323 individuals.

Bad debt expense decreased $3.3 million as compared to bad debt expense for the three months ended September 30, 2002. Of this change, $2.8 million in bad debt expense for the three months ended September 30, 2002 was associated with distressed telecommunications carriers, including Global Crossing and WorldCom (now known as MCI).

Our selling, general and administrative expenses include:

- Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

-     Administrative overhead and office lease expense; and

-     Bad debt expense.

Also included in selling, general and administrative expenses for the three months ended September 30, 2003, is compensation amortization of $0.1 million. This compares to the non-cash charges of $1.0 million for the three months ended September 30, 2002, which included a non-cash charge of $0.2 million for management ownership allocation. Compensation expense for the three months ended September 30, 2003 includes the expense associated with our adoption of SFAS No.
148. Prospectively, beginning on January 1, 2003, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No. 123. Non-cash compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING COSTS

During the three months ended September 30, 2002, we recorded restructuring costs of $5.3 million, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million.

The following table highlights cumulative restructuring activities through September 30, 2003:

                                                 TERMINATION          LEASE           NETWORK
                                                  BENEFITS         OBLIGATIONS    FACILITY COSTS          TOTAL
                                                  --------         -----------    --------------          -----
Initial restructuring charge ............          $   559           $ 3,441           $ 1,283           $ 5,283
Payment of benefits and other obligations             (537)              (25)               --              (562)
                                                   -------           -------           -------           -------
Balance at December 31, 2002 ............               22             3,416             1,283             4,721
Payment of benefits and other obligations              (72)             (289)             (327)             (688)
Adjustments due to plan modifications ...               50                --              (585)             (535)
                                                   -------           -------           -------           -------

Balance at September 30, 2003 ...........          $    --           $ 3,127           $   371           $ 3,498
                                                   =======           =======           =======           =======

For the three months ended September 30, 2003, approximately $0.1 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.7 million that extend beyond one year and are included in other long-term liabilities.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

In conjunction with the previously described restructuring plan, we also evaluated the related long-lived assets for impairment. During the three months ended September 30, 2002, we recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that was abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. It was also determined during the three months ended September 30, 2002 that a portion of this equipment would not be used. We recorded an impairment charge of $4.0 million related to this equipment that was abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended September 30, 2003 was $15.4 million. This represents a 16.5% decrease compared to the three months ended September 30, 2002 and a 10.3% decrease from the three months ended June 30, 2003. The decrease in depreciation expense as compared to the three months ended September 30, 2002 and June 30, 2003 was related to certain switch software assets acquired in the acquisition of US Xchange, Inc. ("US Xchange") becoming fully depreciated during the three months ended September 30, 2003. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of the value of acquired customer relationships.

INTEREST EXPENSE AND INCOME

Interest expense, net, for the three months ended September 30, 2003 and 2002 was approximately $30.0 million and $15.4 million, respectively. The increase in interest expense, net, was attributable to an aggregate of $13.4 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 where corresponding amounts in prior periods were not included in interest expense, net.

Interest expense for the three months ended June 30, 2003 was approximately $16.8 million. Interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and Term C loan under the senior credit facility, commitment fees on the unused senior credit facility, and interest expense related to IRUs. As of July 1, 2003, interest expense, net, also includes the accretion and dividends on preferred stock in accordance with the adoption of SFAS No. 150.

Interest expense increased from $15.5 million to $16.6 million from the same quarter a year ago due to an increase in the amount of our borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to remain stable over the next three months. Interest expense, currently payable in cash, was $7.2 million and $7.8 million for the three months ended September 30, 2003 and September 30, 2002, respectively, and $7.5 million for the three months ended June 30, 2003.

Interest income for the three months ended September 30, 2003 and 2002 was approximately $29,000 and $0.1 million, respectively. Interest income for the three months ended June 30, 2003 was approximately $0.1 million. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities.

The non-cash accretion of and dividends on our preferred stock increased $2.2 million, or 18.9%, to $13.4 million for the three months ended September 30, 2003 as compared to $11.2 million for the three months ended September 30, 2002. This change was primarily driven by the increase in dividends on preferred stock, which result from the compounding effect of dividends that have accreted.

On July 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position and statement of operations certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As a result, we now classify accretion and dividends related to our redeemable preferred stock as a component of interest expense and include these amounts in the calculation of net loss. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

INCOME TAXES

We have not generated any taxable income to date, and did not incur any income tax liability as a result. Further, we do not expect to generate taxable income during the remainder of 2003.

NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss was $35.2 million and $54.7 million for the three months ended September 30, 2003 and 2002, respectively. The net loss applicable to common stockholders was $35.2 million and $66.0 million for the three months ended September 30, 2003 and 2002, respectively. The improvement in net loss and net loss applicable to common stockholders was attributable to the factors previously discussed.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO SEPTEMBER 30, 2002

REVENUE

We generated $243.1 million in revenue during the nine months ended September 30, 2003 as compared to $218.2 million for the nine months ended September 30, 2002, an increase of $24.9 million or 11.4%. Of our total revenue increase from the nine months ended September 30, 2002, approximately $21.0 million was attributable to increases in voice revenue and $3.9 million was attributable to increases in data revenue. Access revenue remained essentially unchanged from the nine-month period ended September 30, 2002.

The increase in voice and data revenue from the same period a year ago is primarily attributable to an increase in the average number of lines in service. For the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 the average number of voice lines increased by approximately 60,300 and the average number of data lines increased by approximately 4,000 lines. Our total lines in service increased from September 30, 2002 by 4.4% to 514,314 lines at September 30, 2003. Access revenue for the nine months ended September 30, 2003 versus the nine months ended September 30, 2002 remained relatively unchanged as a result of FCC mandated per minute access rate reductions offset by the increase in access lines in service and total access minutes.

Our churn for the nine months ended September 30, 2003, of our facilities-based business clients, decreased slightly to an average of 1.4% per month. Our churn levels continue to compare favorably to the churn of clients experienced by similar companies within the telecommunications industry.

NETWORK COSTS

Network costs for the nine months ended September 30, 2003 were $120.7 million, representing a $2.2 million or 1.8% decrease compared to network costs for the nine months ended September 30, 2002. Network costs as a percentage of total revenues were 49.6% at September 30, 2003, down from 56.3% for the nine-months ended September 30, 2002. Network cost changes in relation to revenue changes primarily reflect the benefits of our fiber network implementation and other network efficiencies realized from the increased number of installed lines. We have continued with initiatives introduced in 2002 to optimize our existing network. During the nine months ended September 30, 2003, our average cost per line declined approximately 14.1% as compared to the nine months ended September 30, 2002. This decrease highlights the effectiveness of our network optimization initiatives, the impact of economies of scale from having a greater number of lines in service, and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation expense.

Our revenues exceeded our network costs by $122.4 million, or 50.4% of revenue, for the nine month period ended September 30, 2003, compared to $95.3 million, or 43.7% of revenue, for the nine month period ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $94.8 million compared to selling, general and administrative expenses of $140.2 million during the nine months ended September 30, 2002. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses decreased 24.4% from $124.4 million during the nine months ended September 30, 2002 to $94.0 million during the nine months ended September 30, 2003.

Selling, general and administrative expenses, excluding non-cash deferred compensation and management ownership allocation charges, as a percentage of revenue was 38.7% for the nine month period ended

September 30, 2003 as compared to 57.0% for the nine month period ended September 30, 2002. The changes in selling, general and administrative expenses resulted primarily from changes in the number of employees, cost reductions associated with restructuring efforts and other back office enhancements, and a decrease in bad debt expense related to distressed telecommunication carrier accounts.

During the nine month period ended September 30, 2003, salary, commissions and benefits decreased approximately $14.0 million, directly related to headcount decreases as compared to the nine month period ended September 30, 2002. The number of individuals we employed decreased to 1,373 at September 30, 2003. At September 30, 2002, we employed 1,615 individuals.

Bad debt expense decreased $14.9 million as compared to the nine-month period ended September 30, 2002. A significant portion of the bad debt expense for the nine months ended September 30, 2002 was directly associated with distressed telecommunications carriers, including Global Crossing and World Com (now known as MCI).

Also included in selling, general and administrative expenses for the nine months ended September 30, 2003, is compensation amortization of $0.8 million. This compares to the non-cash charges of $15.8 million for the nine months ended September 30, 2002, which included a non-cash charge of $10.9 million for management ownership allocation. Compensation expense for the nine month period ended September 30, 2003 includes the expense associated with our adoption of SFAS No. 148. Prospectively, beginning on January 1, 2003, we changed from the intrinsic value method under APB No. 25 to the fair value method under SFAS No.
123. Non-cash compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Employee Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING (CREDITS)/COSTS

During the three months ended September 30, 2002, we recorded restructuring costs of $5.3 million, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million.

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

For the nine month period ended September 30, 2003, approximately $ 0.7 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.8 million that extend beyond one year and are included in other long-term liabilities. Refer to the table that highlights our cumulative restructuring activities through September 30, 2003 in the results of operations for the three months ended September 30, 2003 as compared to September 30, 2002 section of this discussion.

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

In conjunction with the previously described restructuring plan, we also evaluated the related long-lived assets for impairment. We recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that was abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. It was also determined that a portion of this equipment would not be used. We recorded an impairment charge of $4.0 million related to this equipment that was abandoned, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the nine months ended September 30, 2003 was $50.1 million. This represents a 2.0% decrease compared to the nine months ended September 30, 2002. The decrease in depreciation expense as compared to the nine months ended September 30, 2002 was primarily related to certain switch software assets acquired in the acquisition of US Xchange becoming fully depreciated during the nine months ended September 30, 2003.

INTEREST EXPENSE AND INCOME

Interest expense, net, for the nine months ended September 30, 2003 and 2002 was approximately $63.1 million and $44.5 million, respectively. The increase in interest expense, net, was attributable to an aggregate of $13.4 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 where corresponding amounts in prior periods were not included in interest expense, net. Interest expense increased from $44.6 million to $49.9 million from the same nine month period a year ago due to an increase in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. Interest expense, currently payable in cash, was $22.1 million and $22.7 million for the nine-month period ended September 30, 2003 and 2002, respectively.

Interest income for the nine months ended September 30, 2003 and 2002 was approximately $0.1 million and $0.2 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities.

The non-cash accretion of and dividends on our preferred stock increased $6.0 million, or 18.5%, to $38.6 million for the nine months ended September 30, 2003 as compared to $32.6 million for the nine months ended September 30, 2002. This change was primarily driven by the increase in dividends on preferred stock, which result from the compounding effect of dividends that have accreted.

As a result of our adoption of SFAS No. 150, we now classify accretion and dividends related to our redeemable preferred stock as a component of interest expense and include these amounts in the calculation of net loss. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

INCOME TAXES

We have not generated any taxable income to date, and did not incur any income tax liability as a result.

NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss was $85.3 million and $441.0 million for the nine months ended September 30, 2003 and 2002, respectively. The net loss applicable to common stockholders was $110.5 million and $473.6 million for the nine months ended September 30, 2003 and 2002, respectively. The improvement in net loss and net loss applicable to common stockholders was attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the discussion of going concern matters earlier in this section of management's discussion and analysis of financial condition and results of operations.

FINANCING FACILITIES

Our Bridge Financing Agreement, as amended, permits us to incur up to $425.0 million in borrowings under the senior credit facility, subject to approval from a majority of our lenders. We have $398.9 million that has been committed, subject to various conditions, covenants and restrictions, including those described in Note 8 to the Condensed Consolidated Financial Statements. As of September 30, 2003, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan, $100.0 million outstanding under the revolving credit facility, $44.5 million outstanding under the term C loan, and $3.5 million outstanding under the term D loan. There was $0.9 million available under the senior credit facility at September 30, 2003, which is subject to no "material adverse change" in our business, as defined in our Credit Agreement. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

Our senior credit facility requires us to notify our lenders of a material adverse change in our business. Failure to timely notify our lenders of a material adverse change would be an event of default under the Credit Agreement permitting our lenders to accelerate the loan; however, notice to our lenders of a material adverse change does not itself create an event of default under the Credit Agreement. However, our lenders are not required to advance further funds under such circumstances. As of September 30, 2003, we were in compliance with these covenants.

We also have $216.0 million of subordinated notes outstanding, excluding the discount of $2.3 million and payable-in-kind ("PIK") interest of $11.1 million that has accrued as of September 30, 2003 but not accreted to principal. These notes are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those in our senior credit facility. As of September 30, 2003, we were in compliance with these covenants.

CASH FLOWS

We have incurred significant operating and net losses since our inception. However, we generated positive cash flow from operations for the three months ended September 30, 2003 and positive adjusted EBITDA during each of the fiscal quarters in 2003. Although not necessarily indicative of future cash flow results, the three months ended September 30, 2003 was the first quarter in our history that we generated positive quarterly cash flow from operations. While we expect to continue to generate positive adjusted EBITDA, we also expect to continue to have operating losses as we further penetrate our markets. As of September 30, 2003, we had an accumulated deficit of $1.1 billion.

Net cash used in operating activities was approximately $7.1 million and $50.0 million for the nine months ended September 30, 2003 and September 30, 2002, respectively. The net cash used in operating activities during the nine months ended September 30, 2003 was primarily due to net losses from operations, negative net working capital changes of $14.0 million, of which $0.7 million was related to payments of restructuring obligations, and interest expense payable in cash of $22.1 million. Net cash used for operating activities was also impacted by settlement payments received by us and offset by payments made by us upon resolution of disputes with other telecommunication companies. Net cash paid for interest for the nine months ended September 30, 2003 as compared to September 30, 2002 decreased $2.3 million, or 9.5%, due to payments to bring us current in September 2002 under an amendment to our senior credit facility that requires interest be paid monthly on the Term A, Term B, and Revolver loans. The net cash used for operating activities during the nine months ended September 30, 2002 was primarily due to net losses incurred while we grew our client base and operations.

Net cash used in investing activities was $6.9 million and $19.0 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities for the nine months ended September 30, 2003 related to capital expenditures in support of growth in existing markets. Net cash used in investing activities for the nine months ended September 30, 2002, also related to capital expenditures, offset by the proceeds from the sale of non-essential corporate assets.

Net cash provided by financing activities was $2.0 million and $96.9 million for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities for the nine months ended September 30, 2003 was related to borrowings under the Term D loan of the senior credit facility. Net cash provided by financing activities for the nine months ended September 30, 2002 was also related to borrowings under the senior credit facility. Funds received were used for capital expenditures and general corporate purposes.

CAPITAL REQUIREMENTS

Capital expenditures were $7.0 million and $20.0 million for the nine months ended September 30, 2003 and 2002, respectively. We expect that our capital expenditures for 2003 will continue to remain below the level of 2002. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for the year ended December 31, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This standard amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We adopted this Standard on July 1, 2003. Upon adoption, we reclassified our mandatorily redeemable preferred stock to long-term liabilities. We also now recognize dividends declared and accretion related to this preferred stock as a component of interest expense. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

On January 17, 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position FIN 46-6. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003 and December 31, 2002, the carrying value of our debt obligations, excluding capital lease obligations, was $622.5 million and $595.9 million, respectively. The fair value of those obligations was $633.0 million and $602.4 million, respectively. The weighted average interest rate of our debt obligations at September 30, 2003 and December 31, 2002 was 7.38% and 8.21%, respectively. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at September 30, 2003 would have resulted in an increase in fair value of long-term debt of approximately $10.5 million.

Also, a hypothetical increase of approximately 100 basis points from prevailing interest rates at September 30, 2003 would have resulted in an approximate increase in cash required for interest on variable rate debt during the remaining fiscal year of $0.5 million, increasing to $2.1 million in the next fiscal year, and then declining to $2.0 million, $1.7 million, 1.2 million, and $0.7 million in the second, third, fourth and fifth years, respectively.

As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to control our exposure to counterparty credit risk through monitoring procedures and by entering into multiple contracts. At September 30, 2003, the weighted average pay rate for the interest rate swap agreement was 6.94% and the average receive rate was 1.14%.

At September 30, 2003, we had an interest rate swap agreement for a notional amount of $125.0 million. Based on the fair value of the interest rate swap at September 30, 2003, it would have cost us $15.7 million to terminate the agreement. A hypothetical decrease of 100 basis points in the swap rate would have increased the cost to terminate this agreement by approximately $2.5 million.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.



Item 5.     Other Information

            In October 2003, the Company's Audit Committee dismissed PricewaterhouseCoopers LLP as the Company's independent accountants and engaged Deloitte & Touche LLP to serve in that capacity effective October 15, 2003. The company has filed reports with the Securities and Exchange Commission on Form 8-K reporting this change.

Item 6.     Exhibits and Reports for Form 8-K

            A.    Exhibits

                  See Exhibit Index

            B.    Reports on Form 8-K

                  On August 11, 2003, the Company filed a report on Form 8-K to report on a press release announcing our second quarter results for the three months ended June 30, 2003 .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CHOICE ONE COMMUNICATIONS INC.
                                         Registrant

DATE: November 13, 2003                  By:  /s/    Steve M. Dubnik
                                            ---------------------------------
                                         Steve M. Dubnik, Chairman and Chief
                                         Executive Officer
                                         (Principal Executive Officer)





                                         By:   /s/  Ajay Sabherwal
                                            ------------------------------------
                                         Ajay Sabherwal, Executive Vice
                                         President, Finance and Chief Financial
                                         Officer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX

XHIBIT
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

 3.2        Amended and Restated Bylaws.                                Incorporated by reference from Exhibit 3.2 to the
                                                                        February 2000 Registration Statement.

 3.3        Certificate of Designations for Series A Senior             Incorporated by reference from Exhibit 3.1 to the
                                                                        August 10, 2000 Stock. 8-K filing located under the
                                                                        Securities and Exchange Commission File No. 29279.

 3.4        Certificate of Amendment of Certificate of                  Incorporated by reference from Exhibit 10.25 to the
            Designations for Series A Senior Cumulative                 Company's 10-K filed on April 1, 2002.
            Preferred Stock of Choice One Communications Inc.

 3.5        Certificate of Amendment of Certificate of                  Incorporated by reference from Exhibit 3.4 to the
            Incorporation with Certificate of Designations,             Company's 10-Q filed on May 15, 2002.
            Preferences and Rights of Series A Senior Cumulative
            Preferred Stock dated March 30, 2002.

 3.6        Certificate of Amendment of Certificate of                  Incorporated by reference from Exhibit 4.6 to the
            Designations for Series A Senior Cumulative                 Company's 8-K filed on September 27, 2002.
            Preferred Stock.

10.51       Amendment No. 8 to the Master Facilities Agreement          Filed herewith
            and Assignment and Assumption among Choice One
            Communications Inc., Fiber Technologies Networks,
            LLC and Fiber Technologies Construction Company, LLC
            and dated as of May 31, 2000. *

 31.1       Certification by Chief Executive Officer filed              Filed herewith
            herewith pursuant to 18 U.S.C. Section 1350, as
            adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.

 31.2       Certification Chief Financial Officer filed herewith        Filed herewith
            pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

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