Form 10-K
period 2003-12-31
CHOICE ONE COMMUNICATIONS INC
filed 2004-03-30
CIK 1091953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of all Common Stock held by non-affiliates as of June 30, 2003, was $4,363,166.

44,138,010 shares of $.01 par value Common Stock were issued and outstanding as of March 1, 2004.

The Index of Exhibits filed with this Report begins at page 80.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of our definitive proxy statement to be distributed in connection with the 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                 90 Total pages

================================================================================

                         CHOICE ONE COMMUNICATIONS INC.
                                TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
PART I
      Item 1.   Description of Business...............................................................................    1

      Item 2.   Properties............................................................................................   23

      Item 3.   Legal Proceedings.....................................................................................   23

      Item 4.   Submission of Matters to a Vote of Security Holders...................................................   24

      Item 4A.  Executive Officers of the Registrant..................................................................   24

PART II

      Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters.................................   25

      Item 6.   Selected Financial Data...............................................................................   27

      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................   30

      Item. 7A  Quantitative and Qualitative Disclosures about Market Risk............................................   44

      Item 8.   Financial Statements and Supplementary Data...........................................................   45

      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................   45

      Item 9A.  Controls and Procedures...............................................................................   45

PART III

      Item 10.  Directors and Executive Officers of the Registrant....................................................   45

      Item 11.  Executive Compensation................................................................................   45

      Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........   46

      Item 13.  Certain Relationships and Related Transactions........................................................   46

      Item 14.  Principal Accountant Fees and Services................................................................   46

PART IV

      Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................   46

Signatures............................................................................................................   79

Exhibit Index.........................................................................................................   80

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements contained in the "Description of Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K and in other filings with the Securities and Exchange Commission ("SEC") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the "safe harbor" provisions created thereby. The words "believes", "expects", "estimates", "anticipates", "will", "will be", "could", "may" and "plans" and the negative or other similar words or expressions identify forward-looking statements made by or on behalf of the Company.

These forward-looking statements are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to:

- Continued compliance with covenants for borrowings under our senior credit facility and subordinated notes,

-     Availability of financing,

-     Availability of significant operating cash flows,

-     Continued availability of regulatory approvals,

- The number of potential customers and average revenue for such customers in a market,

-     The existence of strategic alliances or relationships,

-     Technological, regulatory or other developments in our business,

-     Changes in the competitive climate in which we operate, and

-     The emergence of future opportunities.

All of these could cause our actual results and experiences to vary significantly from our current business plan and to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in this Form 10-K. You should consider all of our written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

GENERAL DEVELOPMENTS

We are an integrated communications provider offering facilities-based voice and data telecommunications services. We market and provide these services primarily to small and medium-sized businesses in 29 second and third tier markets in 12 states in the northeastern and midwestern United States. Our services include:

      -     local exchange and long distance service; and

      -     high-speed data and Internet service.

In January 2004, we began offering residential voice telecommunication services in selected markets within our footprint. Our residential services include local exchange and long-distance service as well as a number of value added telecommunication options such as voice mail and caller ID.

We offer a single source for competitively priced, high quality, customized telecommunications. We achieve comprehensive coverage in the markets we serve by installing both voice and data equipment in multiple established telephone company central offices, a process known as collocation.

We have connected approximately 94% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality of service and control costs. Our networks reach approximately 5.7 million business lines, which constitute approximately 72% of the estimated business lines in the markets we serve, and approximately 9.7 million residential lines constituting approximately 70% of the estimated residential lines in these markets. While our network allows us to reach this number of business and residential lines, the number of business and residential lines that we actually service will depend on our ability to sell telecommunications services to customers and our success in winning market share from our competitors.

We have no current plans to expand into additional markets or close existing markets. As of December 31, 2003, we had our network equipment collocated in 505 established telephone company central offices in our markets. All of our collocations also include equipment to provide digital subscriber loop ("DSL") services. As of December 31, 2003, we were providing service to 515,715 access lines.

We have a flexible network which allows us to achieve cost efficiencies and leverage rapidly evolving telecommunications technology and build for growth. In most of our markets, we have deployed our own digital switching platforms and have leased network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allowed us to enter our markets more rapidly and with lower initial costs than if we had acquired or built capacity.

We obtained fiber capacity in certain markets when economically justified by traffic volume growth in order to reduce the overall cost of local transport and reduce our reliance on the established telephone company. Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce our network costs and enhance the quality and reliability of our network, which strengthens our competitive advantage in the markets we serve. We currently have or plan to have fiber capacity in 22 markets. As of December 31, 2003, 19 of our markets had operational intra-city fiber miles with plans to add intra-city fiber miles in 3 additional markets during 2004. As of December 31, 2003, we had operational inter-city fiber capacity in five states in which we operate.

We were incorporated under the laws of the State of Delaware on June 2, 1998. We began generating revenue from business clients in 1999 when our first markets, Albany and Buffalo, New York, became operational. Soon after, markets in Pennsylvania, New Hampshire, Massachusetts and Rhode Island became operational for a total of nine markets at the end of 1999. We continued to expand into new markets in eastern Pennsylvania and Connecticut in 2000, and added nine markets in the midwest with our acquisition of US Xchange, Inc. ("US Xchange") in August 2000. In 2001, we substantially completed our market expansion into thirty markets, with new markets in Ohio. We ended 2002 with 29 markets after ceasing operations in the Ann Arbor and Lansing, Michigan market in December 2002.

      GOING CONCERN MATTER

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors' opinion notes that we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

At December 31, 2003, we had $16.2 million in cash and cash equivalents and all available commitments under our senior credit facility were outstanding. We generated positive cash flows from operating activities during the final two fiscal quarters of 2003 and positive adjusted EBITDA during each of the fiscal quarters in 2003. (Refer to Item 6, note (7) for further details on adjusted EBITDA.) Although not necessarily indicative of future results, the final two fiscal quarters of 2003 represented the first time in our history that we generated positive cash flows from operating activities during reporting periods. Our viability is dependent upon our ability to continue to generate and grow positive cash flows from operating activities. The success of our business strategy necessitates obtaining and retaining a significant number of customers, generating significant and sustained growth in our cash flows from operating activities, and managing our costs and capital expenditures to be able to meet our debt service obligations, including the repayment of principal beginning on June 30, 2004.

Our senior credit facility contains certain covenants that are customary for credit facilities of this nature. These covenants require us to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004 and, commencing on September 30, 2004, require us to maintain certain leverage, fixed charges and interest coverage ratios as described in the senior credit facility. Our ability to comply with these covenants will primarily depend on our operating results, which are subject to the uncertainties described above. A breach in observance of any of these covenants, if unremedied in three business days, would cause an event of default under the senior credit facilities and an event of default under our subordinated debt. An event of default would permit our obligations under our senior credit facility and our subordinated debt to be declared to be immediately payable. If the lenders so accelerate our obligations, then we can make no assurances that we would be able to obtain additional or substitute financing. An acceleration of our obligations would have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2003, and from then through the date of filing of this report, we were and are in compliance with all covenants under our senior credit facility. However, it is reasonably likely, without covenant relief or modification or other action, that we will be in breach of one or more applicable covenants at some point during 2004. With respect to this situation, we intend to pursue a variety of matters including changes to our operating plans to enable us to remain in compliance, discussions with lenders to gain certain waivers or modifications regarding our covenants which will enable us to remain in compliance, and other possible actions and strategic alternatives. To help guide and facilitate this effort, we have engaged consultants to provide us with a broad range of financial advisory services. We can make no assurances that we will be successful in any or all of these efforts.

BUSINESS STRATEGY

Our strategy is to be the telecommunications provider of choice, offering one-stop communications solutions to clients in our markets. Our success will depend upon our ability to continue to increase penetration in our 29 markets to achieve profitability. The key elements of our business strategy are to:

      ATTRACT AND RETAIN CLIENTS

We continue to target small and medium-sized businesses primarily in the 29 markets we serve in the northeastern and midwestern United States. Additionally, we have expanded to offer residential services in select markets within our footprint. The markets we serve were selected for the high concentration of potential business clients and demand for the types of services we offer. We continue to attract and retain clients in these areas by offering a simplified, comprehensive package of services and a high level of client care. Further, clients who purchase multiple services from us may have additional discounts available to them. Our services are priced competitively compared to the established telephone companies, providing savings to our clients.

      OFFER BROAD COVERAGE

We provide broad geographic coverage within our markets by collocating in multiple central office locations to reach both central business districts and outlying residential areas. While other companies often limit their network buildout to highly concentrated downtown areas, our collocation strategy has been designed to reach 70% to 80% of the business lines within each market. As a result, we are one of a few competitors to the established telephone company to offer integrated services to small and medium-sized businesses at many of our collocation sites. An additional benefit of this broad coverage is the ability to reach approximately 70% of the residential lines in our markets.

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

      INCREASE OUR MARKET SHARE BY PROVIDING SERVICE-DRIVEN CLIENT RELATIONSHIPS AND A LOCAL PRESENCE

We attract and retain clients by providing local sales offices in each of our markets with an experienced account management team that provides face-to-face sales and personalized client care for our business clients. We focus on building long-term relationships with our clients, who we believe have not typically received a satisfying level of local support from the established telephone companies. We believe that our local presence builds strong, positive Choice One name recognition within these communities.

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

      MAINTAIN OUR FLEXIBLE NETWORK BUILDOUT STRATEGY

Our flexible network buildout strategy allows us to achieve speed to market while taking advantage of cost efficiencies and leveraging rapidly evolving telecommunications technology. In most of our markets we have deployed digital switching platforms and have leased network capacity to connect our switch with our transmission equipment collocated in central offices of the established telephone companies. This allowed us to enter our markets more rapidly and with lower initial costs than if we had acquired or built transport capacity. We lease network capacity and we acquire fiber capacity when and where traffic volumes and other conditions make this alternative more cost efficient. We have deployed fiber in many of our markets, which replaced the leased local network facilities and decreased our network leasing costs. At December 31, 2003, we had deployed fiber in 19 of our markets with plans to deploy fiber in 3 additional markets during 2004. The benefits of this fiber include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying exclusively on the established telephone company for provisioning), reduced per unit costs with additional product offerings, and guaranteed available capacity to meet our demands. Future fiber network capacity will be deployed when technologically feasible and economically justified. We seek to provision service in the most cost-effective manner. For instance, when using leased facilities from the established telephone company, we service our clients, when their needs require it, with an integrated access device installed at their location for providing packetized voice and data services.

      UTILIZE EFFICIENT AUTOMATED AND INTEGRATED BACK OFFICE SYSTEMS

Our management team is committed to having efficient operations support systems and other back office systems that can support rapid and sustained growth. To realize this objective, we have a team of engineering and information technology professionals experienced in the telecommunications industry. We have automated most of our back office systems into a seamless end-to-end system that synchronizes multiple activities, including installation, billing and client care. We integrated our order management and billing systems in a manner that enables us to transmit client information directly from the order management and service fulfillment systems into the billing system. This allows us to eliminate redundant keying, reducing the potential for errors, and to share information between the various components of our systems. Unlike the legacy systems currently employed by many established telephone companies and competitive local exchange carriers, which require multiple entries of client information to synchronize multiple tasks, our system requires only a single entry to transfer client information from sales to service to billing. Our customized system also integrates our back office systems to minimize the time between client order and service installation and to reduce our costs.

      GROWTH THROUGH ACQUISITIONS

In past years, we have completed acquisitions of businesses or purchases of other businesses' assets that have been integrated into our operations. We currently have no definitive agreements relating to any material acquisitions, nor do we have any current plans relating to a material acquisition.

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

OUR BUSINESS TELECOMMUNICATIONS SERVICES

Our service offerings are tailored to meet the specific needs of small and medium-sized businesses in our markets. In all of our markets, we offer both voice and data services, which can be purchased by our clients either as a bundled package or as individual services.

Our bundled service offering, Select Savings, allows clients to bundle local, long distance and high-speed Internet services in a variety of combinations to meet their particular needs. Local and long distance calling plans are bundled in a variety of sizes, enabling clients to customize plans that correspond with the specific calling patterns of their business.

Our bundled plans can provide our clients substantial savings as compared to the same services offered by established telephone companies. Our Select Savings plans provide our clients with a cost-effective alternative to the traditional pricing plans offered by local telephone companies. Operational efficiencies, technological advancements, utilization of lower cost access technologies and the breadth of our operating footprint have allowed us to substantially reduce our network costs. Our bundled offerings enable us to share these savings with clients.

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

The above services may also be purchased by our clients on an individual basis.

Select Savings.free. Our bundled service offering provides free high-speed Internet access to clients subscribing to a minimum level of voice services. Clients have the option of upgrading their data speeds for an additional monthly fee. Enhanced data services, including firewall, network access translation or web hosting, are also available at no additional charge for clients subscribing to a minimum number of voice lines.

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

Web Hosting. We offer a range of shared web hosting products targeted to meet the needs of small to medium-sized businesses. We provide clients with a reliable web presence to meet their Internet-related objectives without the initial capital expense required to purchase and maintain their own equipment. We also provide e-mail hosting solutions and domain name registration and hosting.

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

Private Line Services. Our Choice Path Private Line (or often referred to as "Point-to-Point") service is a dedicated circuit that enables the efficient transmission of high volumes of voice and data traffic between service locations and business partners. Importantly, the Choice Path Private Line provides clients with the flexibility to allocate individual T-1 channels for voice and/or data transmission as dictated by their specific business needs. Clients pay a fixed monthly price for this service and can potentially realize substantial savings compared with traditional usage-based services.

Conference Calling. We offer a full suite of conference calling services to our clients. Our on-demand conferencing allows clients to convene teleconferences any time of the day or night and requires no reservations. Our event conferencing option allows clients to host scheduled teleconferences that can accommodate thousands of simultaneous users. Choice One web conferencing allows real-time collaboration via the Internet.

Technical Services. We offer a one-source solution to our clients for a variety of technical services including installation services, inside wiring for voice and data services, Local Area Network (LAN) wiring and help desk support for Choice One applications.

OUR RESIDENTIAL TELECOMMUNICATIONS SERVICES

In January 2004, we began offering residential voice services in selected markets. We have initially introduced residential services throughout our New York State markets. Choice One@home bundled local and long distance service is available in two different plans designed to meet the needs of households with different calling patterns.

SALES AND CLIENT CARE

In each of our markets, we have a locally based sales force as well as dedicated client care representatives. In addition to our direct sales force, we use third party agencies to sell our services. These agencies include telecommunications equipment vendors, consultants, systems integrators and cellular phone retailers.

We market to business clients by providing local sales offices in each of our markets with a highly trained, dedicated account management team that personally meets with each prospective new client during the sales process. This local sales force uses a consultative selling approach and offers clients a full range of sophisticated and cost-effective telecommunications solutions. Sales teams use a variety of methods to qualify leads and set up initial appointments.

Each market's account management team is led by a general manager who is responsible for selling to and retaining business clients which generate profitable margins in that market. The general manager oversees a local sales team that is composed of direct salespersons and an indirect sales force. The indirect sales force consists of alternate channel managers and various sales agents. There is no direct sales force for our residential services.

As of December 31, 2003, we had 313 employees in our direct sales staff, not including our independent third-party sales agents, as compared to 391 employees at December 31, 2002.

Our client services organization is composed of a client care team, who handles routine client inquiries, and dedicated client development representatives
(CDRs), who focus on client retention and selling additional services to existing clients.

Members of the client care team are located in one of our two centralized client care facilities, located in Rochester, New York and Green Bay, Wisconsin. These facilities are staffed to maximize coverage during the business week and to extend coverage beyond normal business hours to better serve our clients. Additionally, these facilities utilize common operating systems, which provides redundancy and automatically route callers to the next available representative, regardless of location.

Members of the client development organization are located in each market and work alongside the sales organization. The CDRs provide one-on-one client service to our larger clients and assist these clients in finding ways to best utilize their telecommunications services.

NEW PRODUCTS AND SERVICES DEVELOPMENT

Our sales, marketing and engineering departments are responsible for new product development, quality assurance, and engineering. Our new product development process ensures input from consumers, clients, and internal functional areas before a new product or service is brought to market. We also focus on the development of related products and services, as well as modifications of existing products and services. The amount expensed during the last three fiscal years on company-sponsored and customer-sponsored research activities related to the development of new products and services or the improvement of existing products and services has not been material.

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

(2)   Also includes the basic trading area for Schenectady, NY and Kingston, NY.

(3)   Also includes the basic trading area for Appleton, WI and Oshkosh, WI.

(4)   Also includes the basic trading area for Lancaster, PA.

(5)   Also includes the basic trading area for Battlecreek, MI.

(6)   Also includes the basic trading area for Bridgeport, CT and Stamford, CT.

(7)   Also includes the basic trading area for Bangor, ME.

(8)   Also includes the basic trading area for Elkhart, IN.

(9)   Also includes the basic trading area for Binghamton, NY and Ithaca, NY.

NETWORK INFRASTRUCTURE

Our flexible network has allowed us to enter markets quickly, achieve cost efficiencies, add incremental network capacity as needed, and integrate and benefit from new telecommunications technologies.

We have a Class 5 digital switch in each of the markets we serve, other than Worcester, MA, New Haven, CT, Erie, PA and Portland, ME. We have installed a packet-based switch network in each market in order to establish a widespread coverage area for the offering of high bandwidth digital connections utilizing DSL technology. We have installed our network equipment, including both voice and data components, in established telephone company central offices in a manner that enables us to address 70% to 80% of the business lines in each market. An additional benefit of this broad coverage is the ability to reach approximately 70% of the residential lines in the markets we serve. We lease unbundled loops or T-1 facilities from the established telephone company or competitive network provider to connect our equipment in the telephone company central office to the client locations. Using these leased facilities we service our clients with an integrated access device installed at the client location for providing packetized voice and data services. If the client's service requirements do not warrant the deployment of an integrated access device, the traditional telephone technology is used to provide the service.

As of December 31, 2003, we had 25 Class 5 switches in service and 63 data switches in service. Our switches are connected to established telephone companies' networks and long distance and Internet service provider points-of-presence.

We lease local network facilities from the established telephone company and/or one or more competitive network providers to connect our switch to established telephone company central offices. Initially, leasing these facilities allowed us to begin operations more quickly and at a lower up front cost than if we had acquired or built them. However, we have chosen to acquire local fiber network capacity when and where traffic volume and other conditions have made this alternative more cost effective. We have 20-year agreements for indefeasible rights to use fiber (IRU) that will provide us, when completed, with intra-city fiber capacity across our footprint in 22 of our markets, and inter-city fiber capacity in and between markets in five states in which we operate. As of December 31, 2003, we had 1,429 route miles of operational intra-city fiber and 1,076 route miles of operational inter-city fiber.

During 2003, our fiber provider in our eastern markets completed construction of fiber in one of our markets, bringing the total number of our markets with fiber to 19. Our agreement includes preferred pricing for the first five years of the agreement. We are in the fourth year of the agreement. The benefits of IRUs include network redundancy, reduced provisioning intervals (provisioning onto our own network, versus relying on the established telephone company for provisioning) and reduced per unit costs with additional product offerings.

We operate a network operations control center, or NOCC, facility in Grand Rapids, Michigan, which provides monitoring of the switching and fiber facilities across our entire network 24 hours per day, seven days per week. We also have locally based switch engineers and technicians to manage each switch and other network equipment.

Rapid and significant changes in technology are expected to continue in the telecommunications industry. We believe that our network design positions us to rapidly implement future voice and data switching technology. Our continued success will depend, in part, on our ability to anticipate and adapt to technological changes. For instance, we have partnered with Lucent Technologies to trial test their new technology to offer voice over Internet protocol (VoIP).

INFORMATION SYSTEMS

We have designed, developed and implemented integrated operations support systems and other back office systems. We believe these integrated systems give us significant competitive advantages by enhancing our efficiency, providing us capacity to process large order volumes, allowing us to support rapid and sustained growth and enabling us to provide exceptional client care. We have automated most of our back office systems into a seamless end-to-end system that synchronizes multiple activities, including installation, billing and client care. We integrated our order management and billing systems in a manner that enables us to transmit client information directly from the order management and service fulfillment systems into the billing system. This allows us to eliminate redundant keying, reducing the potential for errors, and to share information between the various components of our systems.

The individual components of our system are as follows:

    ORDER ENTRY, PROCESS FLOW, NETWORK INVENTORY, BILLING AND ADMINISTRATION,
                               NETWORK ACTIVATION

We have an agreement with MetaSolv Software Inc. to license its Telecom Business Solution, or TBS, software to manage our back office operations support system. MetaSolv's software manages our order entry, service installation, network element inventory, gateway interconnects and workflow business functions and allows our sales team to monitor the status of an order from initiation through service implementation.

We have an agreement with ADC Communications to utilize its Convergent Billing Platform AS/400 software which enables us to combine and bill current and future service offerings and present the information on a single statement for our clients. This system supports client care functions, including billing inquiries and collection processes. Call detail records, such as the billing records generated by our voice or data switches, are automatically processed by the billing platform in order to calculate and produce bills in a variety of formats. We also utilize a billing system developed and maintained by PCR, Inc. This is a legacy billing system from our acquisition of US Xchange Inc. in August 2000. We are evaluating a plan to migrate the clients billed on the PCR, Inc. billing platform to the ADC Communications billing platform, but no timeline for such a migration has been established. All new clients are billed from the ADC Communications billing platform.

Our MetaSolv system has been integrated with our ADC Communications billing and administration system to ensure data integrity and eliminate redundant data entry. This integrated software solution allows us to efficiently bill for multiple products on a single statement and provides a central point of contact for handling orders and activities.

We have licensed software from Harris Corp. that enables network activation of client orders. This software enables the automated processing of line activations in all of our Class 5 switches and distinctive remote modules. This software also enables the automated processing of line activations on our voicemail platforms within New York, Pennsylvania, Massachusetts, Rhode Island, New Hampshire, Connecticut, Maine and Ohio.

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

REGULATION

The following summary of regulatory and legislative developments describes current and proposed federal, state, and local regulations and legislation that are related to the telecommunications and Internet service industries that could have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the telecommunications and Internet service industries, or Choice One.

      OVERVIEW

Our telecommunications services are subject to federal, state, and, at times, local regulation. The Federal Communications Commission ("FCC") exercises jurisdiction over all facilities and services of telecommunications carriers to the extent those facilities are used to provide, originate, or terminate state-to-state or international communications (e.g. interstate). Generally, state regulatory commissions exercise jurisdiction over facilities and services to the extent those facilities are used to provide, originate or terminate in-state communications. In addition, as a result of the passage of the Telecommunications Act of 1996, state and federal regulators share responsibility for implementing and enforcing the pro-competitive policies of the Telecommunications Act. In particular, state regulatory commissions have substantial oversight over the provision of interconnection and non-discriminatory network access to established telephone companies. Local governments often regulate public rights-of-way necessary to install telecommunications facilities.

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

The regional Bell operating companies have demonstrated to the FCC's satisfaction that they have satisfied the 14-point "checklist" of competitive requirements, and thus have been granted authority to provide long distance services in every state. The provision of in-region long distance services by Verizon and SBC Communications ("SBC") in the states that overlap with Choice One's service territory has permitted them to offer "one-stop shopping" of bundled local and long distance services, thereby eliminating this aspect of our marketing advantage.

      FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE TELECOMMUNICATIONS ACT

Over the last eight years, the FCC has established a framework of national rules enabling local competition. Some of those rules have important bearing on our business, particularly:

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

We have obtained agreements with the established telephone companies in our service areas. These agreements are subject to state approval and must be renegotiated periodically, and we are working to renew these documents on a continual basis. Renewal terms may be more or less favorable and could affect our overall costs.

Access to and Pricing of Unbundled Elements. Established telephone companies are required to lease portions of their networks to requesting telecommunications carriers by providing them with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, on rates, terms, and conditions that are just, reasonable, and nondiscriminatory and TELRIC-based (FCC cost mechanism Total Element Long Run Incremental Cost). This is important, because it minimizes our need to make major investments in building our network. At a minimum, established telephone companies must provide competitors with access to various network elements used to originate and terminate telephone calls, call routing database facilities, and computerized operations support systems. The prices for these unbundled elements are set by the states under guidelines established by the FCC. In 2003, the FCC instituted a comprehensive review of the methodologies that states use to set the wholesale rates that established telephone companies may charge for access to their networks. This proceeding is designed to revise the TELRIC methodology to reflect real-world costs, as opposed to costs based on hypothetically efficient carriers. We cannot predict the outcome of that proceeding or any state proceeding that may implement new federal pricing rules.

On February 20, 2003, the FCC revised the established telephone company obligations to make elements of their networks available on an unbundled basis to competitors and new entrants. This action, known as the Triennial Review decision, addresses various local phone competition and broadband competition issues. Following is a brief summary of the key issues resolved in the FCC's decision:

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

      Unbundled Network Element Platform (UNE-P) Issue - The FCC will no longer require the unbundling of switching for business customers served by high-capacity loops such as DS-1, based on a presumptive finding of no impairment. States have 90 days from the effective date of the Triennial Review decision to rebut the FCC finding. For mass-market customers, the FCC sets out specific criteria that states shall apply to determine, on a granular basis, whether economic and operational impairment exists in a particular market. State commissions must complete such proceedings within nine months. Upon a state finding of no impairment, the FCC sets forth a three year period for carriers to transition from UNE-P.

      Roles of States - The states have a substantial role in applying the FCC's impairment standard according to specific guidelines tailored to individual elements.

      Dedicated Transport - The FCC found that requesting carriers are not impaired without access to Optical Carrier level transport circuits. However, the FCC found that requesting carriers are impaired without access to dark fiber, DS-3 and DS-1 capacity transport, each independently subject to a route-specific review by states to identify available wholesale facilities. Dark fiber and DS-3 transport are also each subject to a route-specific review by the states to identify where competing carriers are able to provide their own facilities.

On March 2, 2004, the US Court of Appeals for the District of Columbia vacated large portions of the Triennial Review decision, including sections concerning impairment standards and the delegation of authority to the states. The Court's decision is largely viewed as unfavorable to the competitive industry, since it vacated those portions of the Triennial Review decision that afforded competitive carriers more liberal rights to access certain network elements. The Court temporarily stayed its action pending an appeal of its decision. We cannot predict the outcome of any appeal of the Court's decision.

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

Nondominant carriers are required to obtain FCC authorization pursuant to
Section 214 of the Communications Act before providing international communications services. We have obtained such authority. Under recent FCC decisions, the rates, terms, and conditions of domestic interstate and international services are no longer filed with or regulated by the FCC, although we remain subject to the FCC's jurisdiction over complaints regarding these services. We also must comply with various FCC rules regarding disclosure of our rates, the contents and format of our bills, payment of various regulatory fees and contributions.

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

Access Charges. The FCC has also made various changes to the existing rate structure for charges assessed on long distance carriers for allowing them to connect to local networks. These changes will reduce some access charges and will shift other charges, which had historically been based on minutes-of-use, to flat rate monthly charges. Still other access charges will be shifted to end-user clients rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers like us may decrease. Under the FCC rules, the rates charged by the largest established telephone companies for network access are targeted to be reduced over time, and some of the larger companies have already reduced their rates.

In 2001, the FCC adopted new rules to limit the access charges of nondominant local carriers like us. Under these rules, competitive carriers, such as us, are required to reduce their interstate access charges to rates no higher than 2.5 cents per minute. After one year, this rate ceiling was to be reduced to 1.8 cents and after two years to 1.2 cents per minute. After three years, all competitive carriers will be required to charge rates no higher than the established telephone company.

Inter-carrier Compensation. In April 2001, the FCC initiated a rulemaking proceeding to investigate whether comprehensive reform is warranted of the rules governing the manner in which telecommunications carriers compensate each other for the use of each other's networks, including through the payment of access charges and reciprocal compensation. Industry groups have been formed to develop a consensus on intercarrier compensation issues. We cannot predict what effect, if any, the outcome of this proceeding will have on our access charge and reciprocal compensation revenues.

Voice over Internet Protocol. In October 2003, a federal court in Minnesota declared that VOIP is an information service under the Telecommunications Act of 1996, and is not subject to state regulation or the rules and regulations applicable to traditional telephone service. In addition, a number of telephone companies have also petitioned the FCC to declare that VoIP services are exempt from access charges and other regulations under federal law. While we cannot predict the outcome of such petitions, if the FCC were to rule in their favor, it would create regulatory and financial incentives to deploy VoIP technology. Such a ruling could also result in a reduction in access revenues paid to local exchange carriers like us.

Universal Service Reform. Universal telephone service is a long-standing policy initiative designed to assure that as many people as possible have access to quality telephone service at affordable rates, particularly in rural and high-cost areas, as well as providing advanced telecommunications services for schools, health care providers and libraries. All telecommunications carriers providing interstate telecommunications services must contribute to the universal service support fund.

Various states are in the process of implementing their own universal service programs, which also may increase our overall costs.

Slamming. The FCC has adopted rules to govern the process by which end-users choose their carriers. Under their rules, a user may change service providers at any time, but specific client authentication procedures must be followed. When they are not, particularly if the change is unauthorized or fraudulent, the change in service providers is referred to as "slamming". Slamming is such a significant problem that it was addressed in detail in the Telecommunications Act and by the FCC in recent orders. The FCC has levied significant fines for slamming. The risk of financial damage and harm to business reputation from slamming is significant. The FCC applies its slamming rules to both local and long distance services.

Communications Assistance for Law Enforcement Act. Congress passed this act, known as CALEA, in 1994 to maintain law enforcement agencies' ability to conduct lawfully approved electronic surveillance despite changing telecommunications technologies. CALEA defines all telecommunications carriers' obligations to accommodate lawful electronic surveillance, and requires the industry to ensure that their technology and equipment are CALEA compliant. The FCC is charged with several responsibilities for CALEA implementation. In the face of changing technology, law enforcement agencies have expressed concern over the implementation of CALEA, and has asked the FCC to institute a rulemaking proceeding to investigate these issues. We cannot predict what, if any, additional costs we will incur as a result of any changing CALEA requirements.

State Regulation. All states we operate in require a registration, certification or other authorization, and continued regulatory compliance, to offer intrastate services. Many of the states in which we operate are addressing issues relating to the regulation of competitive local exchange carriers. In most states, we are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. States may also set the rates for the access charges that local exchange carriers like us may assess long distance companies for access to our networks for intrastate calls.

We have received, through our operating subsidiaries, certificates of authority to provide local exchange and interexchange telecommunications services in each state in which we are operating and in Virginia.

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

We believe that, as the degree of intrastate competition increases, the states may allow the established telephone companies increasing pricing flexibility. This flexibility may present the established telephone companies with an opportunity to subsidize services that compete with our services with revenue generated from non-competitive services, thereby allowing established telephone companies to offer competitive services at lower prices. This could have a material adverse effect on our ability to attract and retain clients at profitable margins.

We are also subject to requirements in some states to obtain prior approval for, or notify the state commission of, specified events such as transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions.

As noted above, the states set most of the prices for the unbundled network elements we purchase from the established telephone companies to connect our network to customers. Several states have instituted proceedings to reexamine whether unbundled network elements rates should be adjusted either upwards or downwards. While we cannot predict the final outcome of these cases and their effect on our business, changes in unbundled element prices directly affect and are a large portion of our network costs.

Internet. Our Internet operations are not currently subject to direct regulation by the FCC or any other telecommunications regulatory agency, although they are subject to regulations applicable to businesses generally. However, the future regulatory status of Internet service providers continues to be uncertain. Congress and other federal entities have adopted or are considering proposals that would further regulate the Internet. Various states have adopted and are considering Internet-related legislation. Increased regulation of the Internet may slow its growth or reduce potential revenue which may increase the cost of doing business over the Internet.

Under the Telecommunications Act, competitive local exchange carriers are entitled to receive compensation from established telephone companies for delivering traffic to their customers. A dispute has existed for several years over whether this compensation applies to calls bound for Internet service provider customers of the competitive local exchange carriers. Most states have required established telephone companies to pay this compensation to competitive local exchange carriers. However in April 2001, the FCC adopted rules limiting the right of competitive local exchange carriers to collect compensation on calls that terminate to Internet service providers, and preempting inconsistent state rules. Under the rules which became effective in June 2001, the amount of compensation payable on calls to Internet service providers is limited to 0.15 cents per minute for the first six months after the rules became effective, 0.10 cents per minute for the next eighteen months, and 0.07 cents per minute thereafter. In addition, the overall amount of compensation payable in each state is limited by a formula based upon the number of minutes of Internet traffic terminated in the first quarter of 2001. The FCC rules permit carriers to continue collecting the existing higher rates on calls that terminate to customers who are not Internet service providers. Any traffic exchanged between carriers that exceeds a three-to-one ratio of terminating to originating minutes is presumed to be Internet calls, although either carrier may attempt to rebut this presumption and show a different level of Internet traffic. However, this ratio and the per minute rate may be modified by agreements between the established telephone company and the competitive local exchange carrier. In May 2002, a federal court of appeals rejected part of the FCC's rationale for its April 2001 order but declined to vacate the order while its on remand. As a result, pending further action from the FCC, the underlying rules remain in effect.

      STATE AND FEDERAL LEGISLATION

State and federal legislatures periodically consider or pass legislation that can affect our business. Several states have legislation pending to afford the regional Bell operating companies regulatory flexibility that will make it easier for them to compete with us. It is also expected that federal legislation will soon be introduced to codify the deregulation of VOIP. We cannot predict whether any new legislation will be introduced, whether it will be enacted into law, or what effect such legislation would have on our business.

COMPETITION

We operate in a competitive environment. Some of our actual and potential competitors have substantially greater financial, technical, marketing and other resources, including brand name recognition, than we do. The increasingly reduced regulatory and technological barriers to entry in the data and Internet services markets could give rise to significant new competition. During 2003, the number of competitors across our operating territories remained stable with no significant new entrants or exits. The existing competitors, particularly the regional Bell operating companies, increased their marketing activities in order to attract former customers and expanded their service offerings to become single-source providers for wireline and wireless telecommunications services.

We believe that the principal competitive factors affecting our business are pricing, client service, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively depends upon our ability to provide high quality services at prices generally equal to or below those charged by established telephone companies. To maintain our competitive posture, we believe that we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others.

      ESTABLISHED TELEPHONE COMPANIES

In each of our markets, we compete principally with the established telephone company serving that area, such as Verizon, SBC (including Southern New England Telephone) and Frontier Telephone of Rochester. Established telephone companies are the established providers of dedicated and local telephone services to the majority of telephone subscribers within their respective service areas. In addition, established telephone companies generally have long-standing relationships with their clients and with federal and state regulatory authorities and have financial, technical and marketing resources substantially greater than we do, and the potential to subsidize competitive services from a variety of businesses.

While recent regulatory initiatives provide increased competitive opportunities to voice, data, and Internet-service providers such as us, they also provide the established telephone companies with increased pricing flexibility for their private line, special access, and switched access services. The FCC has increased established telephone company pricing flexibility, under certain circumstances, for the fees to connect to established telephone companies' facilities known as competitive access services. As the established telephone companies are allowed additional flexibility to offer discounts to large clients, engage in aggressive volume and term discount pricing practices, and/or charge competitors with additional fees for interconnection to their local networks, the future revenue of integrated communications providers and competitive local exchange carriers could be adversely affected.

In addition, the previously noted regulatory initiatives benefit the regional Bell operating companies' offering of in-region long distance services, and Verizon and SBC have begun to offer such services in all of the states where we offer services. Many of the regional Bell operating companies also own or have significant investments in wireless telephone companies. Recently, the regional Bell operating companies have begun to bundle wireless services with their wireline offerings to offer customers a fully integrated service offering for their wireline and wireless telecommunications needs. These actions could create increased competition for companies such as us.

      COMPETITIVE TELECOMMUNICATIONS PROVIDERS

We face competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI, and Sprint, and from resellers of local exchange services and competitive access providers. We also face competition from other competitive local exchange carriers with operations in our markets, such as TDS Metrocom, McLeod USA, Time Warner Telecom, Conversent, XO Communications and LDMI (Long Distance of Michigan). Some of the established telephone companies have created independent competitive local exchange carrier subsidiaries to compete in these markets. Some of these competitors have significantly greater financial resources than we do.

      OTHER SERVICES AND COMPETITORS

The established telephone companies represent the dominant competition for DSL services in all of our markets. These companies have an established brand name, possess sufficient capital to deploy DSL equipment rapidly, have their own telephone wires and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving clients. Cable modem service providers have deployed high-speed Internet services over cable networks. Where deployed, these networks provide similar and, in some cases, higher speed Internet access than we provide.

Many competitive telecommunications companies providing similar Internet service that competes with our Internet services have deployed large-scale Internet access networks, and have brand recognition. Companies that are solely Internet service providers also provide Internet access to residential and business customers, although generally at lower speeds than we offer. Cable television companies also now offer competitive Internet access services to residential and business customers, and are subject to relatively little regulatory oversight.

More recently, competitive pressures have increased as other competitors have launched VoIP telephony to complement their other services. VoIP is a method of transmitting voice communications by breaking the information into data packets and transporting them over the Internet. Technological improvements have enabled cable television companies, national telephone companies and several new entrants to substantially increase their offerings of VoIP service to business and residential customers where broadband connections to the Internet are available. VoIP providers send calls over the Internet and can bypass local telephone companies circuit switches, and in certain cases, avoid the established telephone companies network entirely. The extent to which VoIP services will be subject to federal and/or state regulation is unsettled. In March 2004, the FCC initiated a rulemaking proceeding to address the effect of VoIP service on intercarrier compensation, universal service subsidies, and public safety. We cannot predict the outcome of such proceeding.

Other companies that currently offer, or are capable of offering, local switched services include: cable television companies, electric utilities, microwave carriers, and large business clients who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with established telephone companies, could offer single source local and long distance services similar to those offered by us. We also expect to face increasing competition from cellular carriers and companies offering long distance data and voice services. We face competition from equipment companies that enter into third party agent agreements to sell services. Some of these companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees.

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

Our logo and some titles and logos of our services mentioned in this Form 10-K are either our service marks or service marks that have been licensed to us. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder.

SIGNIFICANT CUSTOMERS

We do not have any customers from whom revenue equals 10 percent or more of our net revenue.

EMPLOYEES

As of December 31, 2003, we had 1,412 employees compared to 1,539 employees at December 31, 2002. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees are currently represented by collective bargaining agreements nor have we experienced any work stoppage due to labor disputes. We believe that we enjoy good relationships with our employees.

                                  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE WILL NEED A SIGNIFICANT AMOUNT OF CASH TO OPERATE OUR BUSINESS, WHICH WE MAY BE UNABLE TO OBTAIN

Our viability is dependent upon our ability to continue to generate and grow positive cash flows from operating activities during 2004. The success of our business strategy necessitates obtaining and retaining a significant number of customers, and generating significant and sustained growth in our cash flows from operating activities to be able to fully satisfy our operating expenses, meet our debt service obligations, including the repayment of principal beginning on June 30, 2004, continue to comply with our credit facility and subordinated debt covenants, and fund our capital expenditures. At December 31, 2003 we had $16.2 million in cash and cash equivalents. There is no additional funding available under our credit facility at December 31, 2003.

Our revenue and costs are dependent upon some factors that are not entirely within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements and our ability to continue operating our business. If we are unable to maintain minimum cash and committed financing greater than $10.0 million through June 30, 2004, to continue to comply with the credit facility covenants, and to commence the repayment of principal beginning on June 30, 2004 as required under our senior credit facility, we may need to raise additional capital or obtain a covenant modification from our lenders. As of December 31, 2003, we were in compliance with all applicable covenants. We can make no assurances that we will remain in compliance with the applicable covenants during 2004. We can make no assurances that we would be successful in raising additional capital or obtaining a covenant modification from our lenders, if needed, on favorable terms or at all. Failure to raise sufficient funds or modify our covenants under these circumstances may affect our ability to continue to operate our business.

We may also require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, capital leasing, vendor financing, or the private or public sale of equity or debt securities. We can make no assurances that we will be successful in raising sufficient additional capital on favorable terms or at all. Failure to raise sufficient funds as and when needed or advisable may require us to engage in asset sales or pursue other alternatives designed to enhance our liquidity or obtain relief from our obligations. Any or all of these scenarios could have a material adverse effect on our business, financial condition and results of operations and in such case, there is no assurance we could continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND COULD PREVENT US FROM FULFILLING OBLIGATIONS

We are highly leveraged and have significant debt service and related obligations. As of December 31, 2003, our aggregate outstanding financial institution indebtedness was $632.0 million (net of unamortized discount of $5.8 million), our capital lease obligations were $33.0 million and our redeemable preferred stock was $296.0 million.

We have $398.9 million committed and outstanding under our senior credit facility at December 31, 2003. We also have $230.4 million outstanding in senior unsecured notes that are subordinated to our senior credit facility. Any incremental borrowings are subject to the approval from a majority of our senior credit facility lenders. Our subordinated debt permits us to incur up to $425.0 million of indebtedness without approval from the subordinated debt lenders.

Our debt is subject to covenants customary to these types of arrangements. Our ability to comply with these covenants will depend on our future financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic projects. We can make no assurances that we will continue to maintain compliance with our debt covenants should the factors above occur and adversely affect our business, financial condition and results of operations. These covenants require us to maintain an aggregate minimum amount of cash and committed financing of $10.0 million at all times through June 30, 2004, the covenant measurement period, impose limits on our capital expenditures that vary annually, and require us to maintain certain leverage, fixed charges and interest coverage ratios as described in the Credit Agreement. As of December 31, 2003, we were in compliance with all applicable covenants. We can make no assurances that we will remain in compliance with the applicable covenants during 2004. If new indebtedness is added to our current levels, the related risks that we face could intensify.

Our substantial leverage could have important consequences to us. For example, it could:

      - make it more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

      - require us to dedicate a substantial portion of our cash flows from operating activities to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes, including investments in service development, capital spending and acquisitions;

      - place us at a competitive disadvantage to our competitors that are not as highly leveraged as we are;

      -     impair our ability to adjust to changing market conditions; and

      - make us more vulnerable in the event of a downturn in general economic conditions or in our business or of changing market conditions and regulations.

SERVICING OUR INDEBTEDNESS WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH AND OUR ABILITY TO GENERATE CASH PARTIALLY DEPENDS ON SOME FACTORS BEYOND OUR CONTROL

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

The successful execution of our business strategy, including obtaining and retaining a significant number of clients, and sustained growth in our cash flows from operating activities are necessary for us to be able to meet our debt service obligations, including the repayment of principal beginning on June 30, 2004, and working capital requirements. We can make no assurances that the anticipated results of our strategy will be realized, or that we will be able to generate sufficient cash flows from operating activities to meet our debt service obligations and working capital requirements. If our cash flow and capital resources are insufficient to fund our debt service obligations and working capital requirements, we could be forced to sell assets, seek to obtain additional equity capital, or refinance or restructure our debt. A disposition of assets in order to make up for any shortfall in the payments due on our indebtedness could take place under circumstances that might not be favorable to realizing the highest price for such assets. We can make no assurance that such efforts would succeed, and if unsuccessful our business, financial condition, results of operations and cash flows could be materially adversely affected, with no assurance in such case that we could continue operations.

WE ANTICIPATE HAVING FUTURE OPERATING AND NET LOSSES

For the year ended December 31, 2003, we had operating losses of $29.2 million, net losses applicable to common stockholders of $148.3 million and adjusted earnings before income taxes, depreciation, amortization and other non-cash charges ("EBITDA") of $36.2 million. Our net cash used in operating activities for the year ended December 31, 2003 was $3.7 million as compared with net cash used in operating activities for the year ended December 31, 2002 of $55.1 million. Although not necessarily indicative of future performance, the year ended December 31, 2003 was the first year that we have generated positive adjusted EBITDA. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and other non-cash charges. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flows from/used by operating activities determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the most directly comparable financial measure under GAAP. A reconciliation of our net cash used in operating activities to adjusted EBITDA can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

We have suffered recurring losses from operations and have a net capital deficiency that raises doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on:

- Sustained growth through increased penetration for data and voice offerings and the introduction of new products;

- Continued improvement in operational efficiencies that may translate into lower network costs and lower selling, general and administrative expenses as a percentage of revenue.

We can make no assurances that we will generate sufficient adjusted EBITDA or cash flows from operating activities to meet our working capital and debt service requirements, including the repayment of principal beginning on June 30, 2004, or satisfy our credit facility covenants which could have a material adverse effect on our business, financial condition and results of operations. Our revenue and costs are dependent upon some factors that are not entirely within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements.

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

Prices for data communication services have fallen historically, a trend which may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors. There is a risk competitors, perceiving us to lack capital resources, may undercut our rates or increase their services or take other actions in an effort to force us out of business.

Local and long distance services have recently been shifting from usage based pricing to flat rate pricing with unlimited usage. In addition, data service is increasingly being bundled with voice services and priced as part of a bundle. It is becoming increasingly difficult to separate services that form part of a bundle.

Our failure to achieve acceptable profits on our local exchange, long distance and data services due to pricing declines could have a material adverse effect on our business, financial condition and results of operation.

WE MAY NOT BE SUCCESSFUL IN MAINTAINING OUR HIGH CUSTOMER RETENTION RATE

We maximize customer retention by offering a simplified, comprehensive package of services and providing a high level of customer care. Our churn rate for facilities-based business clients for the year ended December 31, 2003 was approximately 1.5% per month. If our churn rate increases or is higher than expected, it could have a material adverse effect on our business and prospects.

Our ability to retain our customers is dependent upon a number of factors, including our ability to provide quality service, customer care, accurate and timely billing, our ability to provide competitive pricing and overcome "win-back" programs offered by our competitors, the economic viability of our customers, and our customers' perception of our economic viability. We can make no assurances that we will be able to retain clients at the level we have in the past.

We provide services to small and medium-sized businesses as well as network service providers. A number of these businesses have experienced financial difficulties in recent years, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on our financial results if we are unable to collect revenues owed to us by these customers. In addition, we believe companies in financial difficulty may be less likely to expand their operations and their related demand for communications services or to migrate from dial-up Internet connections to more advanced dedicated connections such as those that we offer.

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

If we are unable to hire sufficient qualified personnel or successfully maintain our operations and financial systems, procedures and controls, our clients could experience delays in connection of service and/or lower levels of client service, our resources may be strained and we may be subjected to additional expenses. Our failure to meet client demands and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

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

WE RELY ON THE EFFECTIVE OPERATION OF OUR INFORMATION AND PROCESSING SYSTEMS

Sophisticated back office information and processing systems are vital to our business and our ability to monitor costs, bill clients, provision client orders, and achieve operating efficiencies. Our maintenance of these systems relies, for the most part, on choosing products and services offered by third party vendors and integrating such products and services in-house to produce efficient operational solutions. We can make no assurances that the system maintenance and upgrades will be successfully implemented on a timely basis, that they will be implemented at all or that, once implemented, they will perform as expected. Risks to our business associated with our systems include:

      - failure by our vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

      - failure by us to adequately identify all of our information and processing needs;

      -     failure of our related processing or information systems; and

      -     failure by us to effectively integrate new products or services.

Furthermore, as our suppliers revise and upgrade their hardware, software and equipment technology, we could encounter difficulties in integrating the new technology into our business or the new systems may not be appropriate for our business. In addition, our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements may be cancelled by the vendor, and the cancellation or nonrenewal of these agreements may have an adverse effect on us.

WE RELY ON THE ESTABLISHED LOCAL TELEPHONE COMPANIES TO IMPLEMENT SUCCESSFULLY OUR SWITCHED AND ENHANCED SERVICES, WHOSE FAILURE TO COOPERATE WITH US COULD AFFECT THE SERVICES WE OFFER

As a participant in the competitive local telecommunications services industry, we may encounter numerous operating complexities associated with providing local exchange services. The competition we face has required us to develop new products, services and systems and to develop new marketing initiatives to sell these services. We can make no assurances that we will be able to continue to develop such products and services.

We have deployed high capacity voice and data switches in the cities in which we operate networks. We rely on the networks of established telephone companies or those of other competitive local exchange carriers for some aspects of transmission. Federal law requires most of the established telephone companies to lease or "unbundle" elements of their networks and permit us to purchase the call origination and call termination services we need, thereby decreasing our operating expenses. We can make no assurances that such unbundling will continue to occur in a timely manner or that the prices for such elements will be favorable to us. In addition, our ability to successfully provide our switched and enhanced services has and will continue to require the negotiation of interconnection and collocation agreements with established telephone companies and other competitive local exchange carriers, which can take considerable time, effort and expense and are subject to federal, state and local regulation.

We may experience difficulties in working with the established telephone companies with respect to ordering, interconnecting, and leasing premises or services. We can make no assurances that these established telephone companies will continue to cooperate with us. If we are unable to obtain the cooperation of an established telephone company in a region, our ability to continue to offer local services in such region on a timely and cost-effective basis may be adversely affected.

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

WE DEPEND ON CERTAIN KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

We are managed by a number of key executive officers. We believe that our success will depend in large part on our ability to continue to attract and retain qualified management, technical, marketing and sales personnel and the continued contributions of such management and personnel. Competition for qualified employees and personnel in the telecommunications industry remains strong and there are a limited number of persons with the requisite knowledge of and expertise to operate and manage companies of our size in the industry. We do not maintain key person life insurance for any of our executive officers. We do have employment agreements with key executive officers. Although we have been successful in attracting and retaining qualified personnel, we can make no assurances that we will be able to hire or retain necessary personnel in the future. The loss of services of one or more of our key executives, or the inability to attract and retain additional qualified personnel, could materially and adversely affect us.

WE MAY NOT HAVE THE ABILITY TO DEVELOP STRATEGIC ALLIANCES, MAKE INVESTMENTS OR ACQUIRE ASSETS NECESSARY TO COMPLEMENT OUR EXISTING BUSINESS

We may seek, as part of our business strategy, to continue to develop strategic alliances or to make investments or acquire assets or other businesses that will relate to and complement our existing business. We are unable to predict whether or when any prospective strategic alliances or acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance strategic alliances and acquisitions may be constrained by our degree of leverage at the time of such strategic alliance or acquisition. In addition, our credit facility may significantly limit our ability to enter into strategic alliances or make acquisitions and to incur indebtedness in connection with strategic alliances and acquisitions.

We can make no assurances that any acquisition will be made or that we will be able to obtain financing needed to fund such acquisition. We currently have no definitive agreements with respect to any material acquisition, although from time to time we may have discussions with other companies and assess opportunities on an ongoing basis. We do not have any current plans relating to a material acquisition.

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

OUR 2001 FINANCIAL STATEMENTS HAVE BEEN AUDITED BY ARTHUR ANDERSEN LLP

Our consolidated financial statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP, independent public accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC and has ceased operations. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements for the year ended December 31, 2001 included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which Arthur Andersen's audit report relates.

OUR STOCK PRICE HAS BEEN VOLATILE

Our stock price has experienced significant price and volume fluctuations and may be thinly traded. Therefore, sales by even a single large shareholder can materially decrease our stock's market price. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, including but not limited to the following, some of which are beyond our control:

      - revenues and operating results failing to meet or exceed the expectations of securities analysts or investors in any period;

      -     failure to successfully implement our business strategy;

      - announcements of operating results and business conditions by our clients and competitors;

      - technological innovations by competitors or in competing technologies;

      - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      - announcements by third parties of significant claims or proceedings against us;

      -     investor perception of our industry or our prospects;

      - economic developments in the telecommunications industry and general market conditions; or

      -     regulatory changes.

Our common stock is quoted on the National Association of Security Dealers ("NASD") OTC Bulletin Board (OTCBB) under the symbol "CWON". As a result, it is expected that our stockholders will find it more difficult to buy or sell shares of, or obtain accurate quotations as to the market value of, our common stock than it would be if our stock were listed on a national securities exchange or the Nasdaq National Market System. In addition, our common stock may be substantially less attractive as collateral for margin borrowings and loan purposes, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

OUR NEED TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION CAN INCREASE OUR COSTS AND SLOW OUR GROWTH.

Our networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. The enactment of new adverse regulation or regulatory requirements may affect our growth and have a material adverse effect upon us.

The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services.

State regulatory commissions exercise jurisdiction over us because we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which we operate. If and when we seek to build our own network segments, local authorities regulate our access to municipal rights-of-way. Constructing a network and selling telephone equipment is also subject to numerous local regulations such as building codes and licensing. Such regulations often vary on a city by city and county by county basis. In some states, we are required to obtain state contractor licenses. If we do not obtain such required licenses, we may be subject to fines and other penalties.

Regulators at both the federal and state level require us to pay various fees and assessments, file periodic reports, and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar matters on an ongoing basis.

We cannot assure you that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Regulators or others could challenge our compliance with applicable rules and orders. Such challenges could cause us to incur substantial legal and administrative expenses and cause material adverse effects.

RISKS RELATED TO OUR INDUSTRY

WE FACE A HIGH LEVEL OF COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY

The telecommunications industry is highly competitive, and one of the primary purposes of the Telecommunications Act of 1996 is to foster further competition. In each of our markets, we compete principally with the established telephone company serving such market. The established telephone companies have long-standing relationships with their clients, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses. Established telephone companies also benefit from existing regulations that, in some respects, favor them over integrated communications providers and competitive local exchange carriers. Furthermore, one large group of established telephone companies, the regional Bell operating companies, have pricing flexibility under particular conditions from federal regulators with regard to some services with which we compete. This presents established telephone companies with an opportunity to subsidize services that compete with our services and offer such competitive services at lower prices.

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

WIRELINE PROVIDERS FACE INCREASED COMPETITION FROM WIRELESS SERVICES

Wireless services constitute another significant source of competition to our wireline telecommunications services. Wireless carriers such as Verizon Wireless and Cingular Wireless (which has recently announced the purchase of AT&T Wireless), have expanded and improved their network coverage, started to provide bundled wireless products and lowered their prices to end-users. As a result, customers are beginning to substitute wireless services for basic wireline service. Wireless telephone services can also be used for data transmission. These factors could also have a material adverse effect on our business, financial condition or results of operations.

FINANCIAL DIFFICULTIES OF OUR COMPETITORS COULD ADVERSELY AFFECT OUR BUSINESS

Many of our competitors have experienced substantial and highly publicized financial difficulties over the past several years. The financial difficulties of these companies could reflect poorly on the overall telecommunications industry. As a result, this could diminish our ability to obtain additional capital and adversely affect the number of customers willing to purchase their telecommunications services from us. Additionally, some of these competitors have emerged from bankruptcy and have been able to reduce their debt or otherwise recapitalize. These companies may be able to reduce their prices to a point lower than our prices and yet still be able to make a profit because of their reduced debt or more favorable capital structure. We may lose business as a result of this price competition. Any of the foregoing factors could have a material adverse effect on our business, financial condition or results of operations.

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

OBTAINING INTERCONNECTION AGREEMENTS WITH ESTABLISHED TELEPHONE COMPANIES INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

Although the established telephone companies are required under the Telecommunications Act of 1996 to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers to connect network elements to our switches so that we can provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal developments.

We have interconnection agreements with a number of established telephone companies through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. In some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law, if any. We are in the process of negotiating some successor interconnection agreements. However, it is uncertain whether we will be able to obtain renewal of these agreements on as favorable terms.

In May 2002, the Supreme Court upheld the FCC's revised rules regarding which network elements the established telephone companies must provide to competitors on an unbundled basis such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. In the same case, the Supreme Court also upheld the FCC's total element long-run incremental (TELRIC) pricing rules. Notwithstanding this decision affirming the FCC's existing TELRIC methodology, the FCC has instituted a proceeding to revise its TELRIC methodology, which may adversely affect us in the form of higher rates. Favorable resolution of these cases will not necessarily affect future uncertainties inherent in the regulation of interconnection with established telephone companies.

In its Triennial Review decision, the FCC revised the established telephone company obligations to make elements of their networks available on an unbundled basis to competitors and new entrants. The Triennial Review decision has eliminated certain unbundling provisions. However, the US Court of Appeals for the District of Columbia circuit has vacated some of the FCC determinations and appeals of the decision are likely. We cannot predict the outcome of these appeals.

IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE TELECOMMUNICATIONS INDUSTRY OUR BUSINESS COULD BE ADVERSELY AFFECTED

The telecommunications industry is subject to rapid and significant changes in technology, including continuing developments in DSL technology and Internet enabled telecommunication services, which do not presently have widely accepted standards, and alternative technologies for providing high-speed data transport and networking. The absence of widely accepted standards may delay or increase the cost of our market entry due to changes in equipment specifications and customer needs and expectations. If we fail to adapt successfully to technological changes or obsolescence, fail to adopt technology that becomes an industry standard or fail to obtain access to important technologies, our business, financial condition or results of operations could be materially adversely affected. We may also be dependent on third parties for access to new technologies. Also, if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those technologies and in their markets. If this occurs, we may lose customers to competitors with these technologies and our ability to attract new customers would be affected.

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

ITEM 2. PROPERTIES

We are headquartered in Rochester, New York. We occupy office space in Rochester under a market-rate lease that expires in 2009. As of December 31, 2003, this lease covered 105,680 square feet. We also have administrative offices under a lease for 65,000 square feet of space in Grand Rapids, Michigan. The lease for this space expires in 2009. In addition, we lease space in a number of locations, primarily for sales offices and network equipment installations. We believe that our leased facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing markets.

ITEM 3. LEGAL PROCEEDINGS

On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court of the Southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants were dismissed without prejudice, by an agreement with the plaintiffs. After the court denied motions to dismiss the cases, the parties entered into a mediation which has resulted in the execution of a Memorandum of Understanding by the Company and approximately 300 other issuers who are the subject of similar litigation. The settlement contemplated by the Memorandum of Understanding will not involve any payments by the Company and would terminate only the claims by the plaintiffs against issuers. The claims against the underwriters will continue, and the Company will be required to participate in limited discovery related to those claims. It is expected that a Settlement Agreement formalizing the terms of the settlement will be signed within the next 90 days and the processes to finalize the settlement, including the certification of a class and obtaining court approval of the settlement, will continue through at least the end of the year. There are a number of conditions to the finalization of the settlement and it is not presently possible to predict whether all of those conditions will be satisfied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning our executive officers and other key personnel, including their ages, as of December 31, 2003.

   NAME                                     AGE                                  TITLE
   ----                                     ---                                  ------
   Steve M. Dubnik.......................    41    Chairman of the Board and Director, President and Chief
                                                        Executive Officer
   Kevin S. Dickens......................    40    Chief Operating Officer
   Ajay Sabherwal........................    37    Executive Vice President, Finance and Chief Financial Officer
   Mae H. Squier-Dow.....................    42    Chief Client Officer
   Philip H. Yawman......................    38    Executive Vice President, Corporate Development
   Robert O. Bailey......................    57    Senior Vice President, Technology
   Linda S. Chapman......................    40    Senior Vice President, Human Resources
   Scott D. Deverell.....................    38    Vice President, Accounting, Treasurer and Controller
   Elizabeth A. Ellis....................    45    Senior Vice President, Information Technology
   Elizabeth J. McDonald.................    50    Vice President, Legal and Regulatory Affairs, and General Counsel
   Terry Nulty...........................    48    Senior Vice President, Sales
   Kevin Stephens........................    41    Senior Vice President, Marketing

      Steve M. Dubnik, our Chairman of the Board, President, Chief Executive Officer and Co-Founder, has worked in the telecommunications industry for 20 years. Prior to founding Choice One in June 1998, Mr. Dubnik served in various capacities with ACC Corp., including as the President and Chief Operating Officer of North American Operations of ACC from November 1996 to April 1998 and as Chairman of the Board of Directors of ACC TelEnterprises Ltd. from July 1994 to April 1998. From December 1997 to April 1998, he also jointly performed the functions of Chief Executive Officer of ACC. Mr. Dubnik currently serves on the Board of Managers of Fibertech Networks, LLC.

      Kevin S. Dickens, our Chief Operating Officer since February 2003, and prior to that Co-Chief Operating Officer from August 2000 to January 2003, Senior Vice President, Operations and Engineering, and Co-Founder since July 1998, has worked in the telecommunications industry for 15 years. Prior to joining us, Mr. Dickens was President and Chief Executive Officer of ACC Corp.'s Canadian subsidiary, ACC TelEnterprises Ltd., from May 1997 to June 1998. Prior thereto, Mr. Dickens was Vice President of Network Planning and Optimization at Frontier Corporation, from September 1996 to May 1997, with responsibility for Frontier's long distance network.

      Ajay Sabherwal, our Executive Vice President, Finance and Chief Financial Officer since September 1999, has worked both directly in the telecommunications industry and as an equity analyst covering the telecommunications industry for over 14 years. Mr. Sabherwal was most recently executive director of institutional equity research for Toronto-based CIBC World Markets from June 1996 to September 1999. Prior to joining CIBC World Markets as a senior research analyst in June of 1996, Mr. Sabherwal was the telecommunications analyst for BZW (Barclays de Zoete Wedd) Canada and its successor company from November 1993 until June 1996.

      Mae H. Squier-Dow, our Chief Client Officer since February 2003, and prior to that Co-Chief Operating Officer from August 2000 to January 2003, Senior Vice President, Sales, Marketing and Service, and Co-Founder since June 1998, has worked in the telecommunications industry for 19 years. Ms. Squier-Dow served as President of ACC Telecom, a U.S. subsidiary of ACC Corp., from June 1996 to May 1998, and in several positions at ACC Long Distance U.K. Ltd., including as Commercial Director from April 1995 to June 1996, and as Director of Client Relations and Marketing, Vice President of International Planning and Operations Director from October 1993 to April 1995.

      Philip H. Yawman, our Executive Vice President, Corporate Development and Co-Founder since July 1998, has worked in the telecommunications industry for 16 years. Prior to joining us, Mr. Yawman was Vice President of Investor Relations and Corporate Communications at ACC Corp. from April 1997 to January 1998. Mr. Yawman also served in various positions at Frontier Corporation from July 1989 to April 1997, including as head of investor relations' activities and in several product management positions.

      Robert O. Bailey, our Senior Vice President, Technology since September 1999, is responsible for the engineering, cost of operating, and service delivery design of the Choice One network. In addition, he is responsible for evaluating and selecting the technology to be deployed by Choice One in the next generation of switching systems architecture, including the evolution from circuit switching systems to packet and ATM-based infrastructure. Most recently, he was Vice President and Chief Technology Officer for the Upstate Cellular Network (Frontier Cellular), a joint venture of Verizon Mobile and Frontier Corporation, from January 1985 until April 1999, where he was responsible for engineering and operations of a cellular network that covered 5.5 million population units in upstate New York.

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

      Elizabeth A. Ellis, our Senior Vice President, Information Technology since August 2000 and prior to that Vice President, Information Technology since July 1998, has worked in the information technology field for over 23 years, including the past seven years in the telecommunications industry. Prior to joining us in July 1998, Ms. Ellis was Commercial Director for ACC Telecom's subsidiaries in the United Kingdom and Germany from August 1994 to June 1998 where she was responsible for all aspects of network, operations, client service, telemarketing and information technology.

      Elizabeth J. McDonald, our Vice President, Legal and Regulatory Affairs and General Counsel since December 2002, served as Associate General Counsel from November 2001 to November 2002. Prior to joining us in November 2001, Ms. McDonald was the Vice President and General Counsel of PSC Inc. from December 1996 to October 2001.

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

      Kevin Stephens, our Senior Vice President, Marketing since March 2001 has over 16 years of marketing and sales experience. Prior to joining us, Mr. Stephens was Vice President of Marketing at Xerox Corporation from June 1984 to February 2001. During his tenure at Xerox, he held various positions within sales, marketing and general management.

Each of our officers serves at the pleasure of the board of directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has been quoted on the OTC Bulletin Board (OTCBB) under the symbol "CWON" since December 10, 2002. Previously, from the time of our initial public offering on February 16, 2000, our common stock was traded on the Nasdaq Stock Market's National Market. There are approximately 8,500 holders of record of our common stock. The following table sets forth the high and low bid prices for our common stock as reported on the OTCBB and the high and low sale prices as reported on the Nasdaq National Market, for the periods indicated. Quotations on the OTCBB reflect the inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

                                         Common Stock Price
                               --------------------------------------
                                    2003                   2002
                               ----------------      ----------------
                               High        Low       High        Low
                               -----      -----      -----      -----
           First Quarter       $0.41      $0.16      $3.95      $1.24

           Second Quarter      $0.43      $0.25      $1.95      $0.33

           Third Quarter       $0.35      $0.25      $0.88      $0.12

           Fourth Quarter      $1.49      $0.27      $0.45      $0.10

DIVIDEND POLICY

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. Our future dividend policy will depend on our earnings, capital requirements, requirements of financing agreements to which we are a party, our financial condition and other factors considered relevant by our board of directors. The agreements and terms of our Series A senior cumulative preferred stock prohibit us from paying dividends on our common stock so long as the Series A senior cumulative preferred stock is outstanding unless, for any period, all cumulative dividends on all outstanding Series A senior cumulative preferred stock have been paid or set apart for payment. The agreements and terms of our subordinate notes prohibit us from paying dividends on our common stock in cash. The agreements and terms of our senior credit facility prohibit us from paying dividends on our Series A senior cumulative preferred stock in cash.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, have been derived from our consolidated financial statements. The results of our operations for the periods indicated are not necessarily indicative of what our results of operations may be in the future.

You should read the selected consolidated financial data set forth below in conjunction with the Consolidated Financial Statements and notes thereto and our MD&A - Results of Operations included elsewhere in this Form 10-K. Our consolidated financial statements for the year ended December 31, 2003 were audited by Deloitte & Touche LLP. Our consolidated financial statements for the year ended December 31, 2002 were audited by PricewaterhouseCoopers LLP. Our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 were audited by Arthur Andersen LLP, and the reports for those years have not been reissued by Arthur Andersen LLP.

                                                                                 YEAR ENDED DECEMBER 31,
                                                          2003            2002 (1)         2001           2000           1999
                                                          ----            --------         ----           ----           ----
                                                                             (IN THOUSANDS, EXCEPT PER SHARE)
STATEMENT OF OPERATIONS DATA:
Revenue ............................................  $    322,891      $    290,780   $    181,598   $     68,082   $      4,518
Operating expenses:
   Network costs (2) ...............................       157,738           163,887        120,923         56,182          6,979
   Selling, general and administrative (3)(4) ......       129,938           173,595        168,295        173,197         22,978
   Restructuring (credits)/costs ...................          (535)            5,282             --             --             --
   Impairment loss on long-lived assets ............            --           294,524             --             --             --
   Loss on disposition of  assets ..................           230               733            801             --             --
   Depreciation and amortization ...................        64,691            71,046         89,144         41,003          5,153
                                                      ------------      ------------   ------------   ------------   ------------
   Total operating expenses ........................       352,062           709,607        379,163        270,382         35,110
                                                      ------------      ------------   ------------   ------------   ------------
Loss from operations ...............................       (29,171)         (418,287)      (197,565)      (202,300)       (30,592)
Interest income/(expense):
   Interest income .................................           165               412          4,871          2,111             76
   Interest expense ................................       (66,824)          (61,584)       (56,077)       (16,663)        (1,959)
   Accretion of preferred stock (5) ................        (5,974)               --             --             --             --
   Accrued dividends on preferred stock (5) ........       (21,283)               --             --             --             --
                                                      ------------      ------------   ------------   ------------   ------------
     Total interest expense, net ...................       (93,916)          (61,172)       (51,206)       (14,552)        (1,883)
   Other income ....................................            36                --             --             --             --
                                                      ------------      ------------   ------------   ------------   ------------
Net loss ...........................................      (123,051)         (479,459)      (248,771)      (216,852)       (32,475)
   Accretion of preferred stock (5) ................         5,334             8,802          7,007          2,393             --
   Accrued dividends on preferred stock (5) ........        19,867            35,860         31,250         11,830             --
                                                      ------------      ------------   ------------   ------------   ------------
Net loss applicable to common stockholders .........  $   (148,252)     $   (524,121)  $   (287,028)  $   (231,075)  $    (32,475)
                                                      ============      ============   ============   ============   ============

Net loss per share, basic and diluted ..............  $      (2.75)     $     (11.50)  $      (7.23)  $      (7.11)  $      (1.47)
                                                      ============      ============   ============   ============   ============
Weighted average number of shares outstanding, basic
and diluted ........................................    53,892,999        45,582,855     39,676,218     32,481,307     22,022,256
                                                      ============      ============   ============   ============   ============

Reconciliation of reported net income to reflect the adoption of SFAS No. 142, "Goodwill and Other
Intangible Assets" on January 1, 2002

Net loss applicable to common stockholders .........  $   (148,252)     $   (524,121)  $   (287,028)  $   (231,075)  $    (32,475)
Goodwill amortization ..............................            --                --         33,010         15,275            306
                                                      ------------      ------------   ------------   ------------   ------------
Adjusted net loss applicable to common stockholders   $   (148,252)     $   (524,121)  $   (254,018)  $   (215,800)  $    (32,169)
                                                      ============      ============   ============   ============   ============

Net loss per share, basic and diluted as reported ..  $      (2.75)     $     (11.50)  $      (7.23)  $      (7.11)  $      (1.47)
Goodwill amortization per share ....................            --                --           0.83           0.47           0.01
                                                      ------------      ------------   ------------   ------------   ------------
Adjusted net loss per share, basic and diluted .....  $      (2.75)     $     (11.50)  $      (6.40)  $      (6.64)  $      (1.46)
                                                      ============      ============   ============   ============   ============

                                                                                AS OF DECEMBER 31,
                                                            2003          2002          2001          2000          1999
                                                            ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents ............................  $    16,238   $    29,434   $    14,415   $   173,573   $     3,615
Accounts receivable, net .............................       30,859        43,215        40,239        20,655         2,929
Working (deficit)/ capital ...........................      (13,223)        1,388        (6,337)      185,800        (9,035)
Property and equipment, net ..........................      295,423       336,711       361,768       302,833        72,427
Total assets .........................................      383,468       463,950       764,378       923,830        94,512
Long-term debt, including current portion ............      631,976       595,941       473,432       447,000        51,500
Long-term capital leases, including current portion ..       32,999        32,429        12,860         1,667            --
Redeemable preferred stock (5) .......................      295,990       243,532       200,780       162,523            --
Accumulated deficit ..................................   (1,105,682)     (982,631)     (503,172)     (254,401)      (37,549)
Stockholders' (deficit)/equity .......................     (644,995)     (503,939)        1,231       259,530        26,724

                                                                                YEAR ENDED DECEMBER 31,
                                                            2003          2002          2001          2000          1999
                                                            ----          ----          ----          ----          ----
OTHER FINANCIAL DATA:
Net cash used in by operating activities .............  $    (3,678)  $   (55,110)  $  (126,635)  $   (69,604)  $   (24,319)
Net cash used in investing activities ................      (12,223)      (27,514)      (50,967)     (489,280)      (56,077)
Net cash provided by financing activities ............        2,705        97,643        18,444       728,842        82,520
Capital expenditures .................................       12,358        28,526        85,051       119,400        56,077

                                                                                AS OF DECEMBER 31,
                                                            2003          2002          2001          2000          1999
                                                            ----          ----          ----          ----          ----
OPERATING DATA:
Lines in service (6) .................................      515,715       500,923       383,975       177,614        20,096
Central office collocations ..........................          505           530           517           410           141
Markets in operation .................................           29            29            30            26             9
Number of voice switches .............................           25            25            26            24             8
Number of data switches ..............................           63            63            63            45            10

THE FOLLOWING TABLE SHOWS THE DIFFERENCES BETWEEN OUR
NET CASH USED IN OPERATING ACTIVITIES AS DETERMINED IN
ACCORDANCE WITH GAAP AND OUR ADJUSTED EBITDA:                                 YEAR ENDED DECEMBER 31,
                                                           2003          2002          2001          2000          1999
                                                           ----          ----          ----          ----          ----
Net cash used in operating activities ................  $    (3,678)  $   (55,110)  $  (126,635)  $   (69,604)  $   (24,319)
Adjustments to reconcile:
   Changes in assets and liabilities .................       10,207       (10,954)        7,340       (13,858)         (661)

   Net interest expense (net of other income) ........       93,880        61,172        51,206        14,552         1,883
   Amortization of deferred financing costs ..........       (4,381)       (4,500)       (3,615)       (1,860)         (294)
   Amortization of discount on long-term debt ........       (1,119)         (683)          (80)           --            --
   Interest payable in-kind on long-term debt ........      (31,486)      (25,944)       (3,413)           --            --
   Accretion of preferred stock ......................       (5,974)           --            --            --            --
   Dividends on preferred stock ......................      (21,283)           --            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------
Net interest expense currently payable ...............       29,637        30,045        44,098        12,692         1,589

   Specific bad debt reserves ........................           --        15,416            --            --            --
   Other non-cash charges ............................           --           571            --            --            --
   Restructuring charge ..............................           --         5,282            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------
Adjusted EBITDA (7) ..................................  $    36,166   $   (14,750)  $   (75,197)  $   (70,770)  $   (23,391)
                                                        ===========   ===========   ===========   ===========   ===========

(1) Our results for the year ended December 31, 2002 included an impairment charge for goodwill of $283.0 million, a restructuring charge of $5.3 million, and an impairment charge of $11.3 million for long-lived assets in connection with our restructuring activities.

(2) Excludes depreciation expense of $36.4 million, $40.2 million, $27.4 million, $13.0 million and $2.4 million in 2003, 2002, 2001, 2000 and 1999, respectively.

(3) Excludes depreciation and amortization expense of $28.3 million, $30.9 million, $61.7 million, $28.0 million and $2.8 million in 2003, 2002, 2001, 2000 and 1999, respectively, and includes non-cash deferred compensation and non-cash management ownership allocation charge of $1.0 million, $16.0 million, $32.4 million, $90.5 million and $2.1 million in 2003, 2002, 2001, 2000, and 1999, respectively.

(4) On January 1, 2003, we adopted the financial statement measurement and recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under SFAS No. 123, on a prospective basis, the Company recognizes compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options. For stock options granted prior to December 31, 2002, the Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's stock option plans are more fully described in Note 13 to the consolidated financial statements.

(5) On July 1, 2003, we adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Upon adoption, we reclassified our mandatorily redeemable preferred stock to long-term liabilities. We now recognize dividends declared and accretion related to this preferred stock as a component of interest expense. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

(6) We evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by our clients subscribing to our services. Although the number of lines we service for each client may vary, our primary focus is on the small to medium-sized business customer. On average, our clients have 5 lines. We plan to continue to focus primarily on small to medium-sized business clients; however, we began offering residential voice telecommunication services in selected markets in January 2004.

(7) Regulation G, "Conditions for Use of Non-GAAP Financial Measures," and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information in SEC filings. In this filing, we include references to and analyses of adjusted EBITDA amounts that are not calculated and presented in accordance with GAAP. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, and other non-cash charges. In calculating adjusted EBITDA, we exclude from cash used in operating activities the financial items that we believe have less significance to the day-to-day liquidity and operation of our business. Adjusted EBITDA highlights trends that may not otherwise be apparent when relying solely on GAAP financial measures, because this non-GAAP financial measure eliminates from cash used in operating activities financial items that have less bearing on our liquidity. Adjusted EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flows from/used by operating activities determined in accordance with GAAP, the most directly comparable financial measure under GAAP. Management believes that the presentation of adjusted EBITDA is meaningful because it is an indicator of our ability to service existing debt, to sustain potential increases in debt, and to satisfy capital requirements. Adjusted EBITDA is also used in the calculation of management's variable compensation. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. Investors or potential investors are urged to read our consolidated financial statements and notes thereto in conjunction with our adjusted EBITDA. They should not rely solely on a single financial measure to evaluate our business. Management compensates for the limitation of our non-GAAP financial measure by using non-GAAP financial measures only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an integrated communications provider offering facilities-based voice and data telecommunications services primarily to small and medium-sized businesses in 29 second and third tier markets in 12 states in the northeastern and midwestern United States. In January 2004, we began offering residential voice and data telecommunication services in selected markets in our footprint. Our services include:

      -     local exchange and long distance service; and

      -     high-speed data and Internet services.

Our principal competitors are established telephone companies, such as the regional Bell operating companies, as well as other integrated communications providers.

We seek to become the leading integrated communications provider in each of our markets by offering a single source for competitively priced, high quality, customized telecommunications services. A key element of our strategy has been to be one of the first integrated communications providers to provide comprehensive network coverage in each of the markets we serve. We have achieved this market coverage by installing both voice and data equipment in multiple established telephone company central offices. As of December 31, 2003, we have connected approximately 94% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure a high quality of service and control costs.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors' opinion notes that we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

At December 31, 2003, we had $16.2 million in cash and cash equivalents and all available commitments under our senior credit facility were outstanding. We generated positive cash flows from operating activities during the final two fiscal quarters of 2003 and positive adjusted EBITDA during each of the fiscal quarters in 2003. Although not necessarily indicative of future results, the final two fiscal quarters of 2003 was the first time in our history that we generated positive cash flows from operating activities during reporting periods. Our viability is dependent upon our ability to continue to generate and grow positive cash flows from operating activities. The success of our business strategy necessitates obtaining and retaining a significant number of customers, generating significant and sustained growth in our cash flows from operating activities, and managing our costs and capital expenditures to be able to meet our debt service obligations, including the repayment of principal beginning on June 30, 2004.

Our senior credit facility contains certain covenants that are customary for credit facilities of this nature. These covenants require us to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004 and, commencing on September 30, 2004, require us to maintain certain leverage, fixed charges and interest coverage ratios as described in the senior credit facility. Our ability to comply with these covenants will primarily depend on our operating results, which are subject to the uncertainties described above. A breach in observance of any of these covenants, if unremedied in three business days, would cause an event of default under the senior credit facilities and an event of default under our subordinated debt. An event of default would permit our obligations under our senior credit facility and our subordinated debt to be declared to be immediately payable. If the lenders so accelerate our obligations, then we can make no assurances that we would be able to obtain additional or substitute financing. An acceleration of our obligations would have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2003, and from then through the date of filing of this report, we were and are in compliance with all covenants under our senior credit facility. However, it is reasonably likely, without covenant relief or modification or other action, that we will be in breach of one or more applicable covenants at some point during 2004. With respect to this situation, we intend to pursue a variety of matters including changes to our operating plans to enable us to remain in compliance, discussions with lenders to gain certain waivers or modifications regarding our covenants which will enable us to remain in compliance, and other possible actions and strategic alternatives. To help guide and facilitate this effort, we have engaged consultants to provide us with a broad range of financial advisory services. We can make no assurances that we will be successful in any or all of these efforts.

The year ended December 31, 2003 was marked by several significant highlights that are discussed in further detail in our discussion and analysis of financial condition and results of operations. The year ended December 31, 2003 was also marked by our implementation of measures to become more efficient in providing our products and services, strengthen our cash position and become adjusted EBITDA positive. Our discussion and analysis should be read in conjunction with our audited financial statements for the three years ended December 31, 2003.

During 2003, we:

      - Celebrated our 5th year of providing services in the competitive telecommunications industry;

      - Were recognized by the New York State Public Service Commission (NYSPSC) for providing excellent telephone service to our customers during 2002;

      - Continued with operational initiatives to optimize our network and lower our cost structure;

      - Implemented initiatives to improve our credit and collections processes;

      - Took steps to reduce selling, general and administrative expenses through cost reduction initiatives; and

      -     Reduced capital expenditures as we completed our network build out.

FACTORS AFFECTING RESULTS OF OPERATIONS

REVENUE

We generate revenue from the following categories of service:

- local calling services, which consist of monthly recurring charges for basic service, usage charges for local calls and service charges for features such as call waiting and call forwarding;

- long distance services, which include a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services;

- DSL and other data services, which consist primarily of monthly recurring charges for connections from the end-user to our facilities;

- access charges, which we earn by connecting our clients to their selected long distance carrier for outbound calls or by delivering inbound long distance traffic to our local service clients;

- reciprocal compensation, which entitles us to bill the established telephone companies and competitive local exchange carriers for calls in the same local calling area placed by their clients to our clients; and

-     web design and hosting.

The market for local and long distance services is well established. The principal ways to increase revenues from these services is to capture market share from other service providers and to increase the amount and range of services sold to existing clients. We expect revenue from access charges that are based on other established telephone companies' long distance calls made by and to our clients to increase in the aggregate as revenue increases, but on a declining per unit basis, as the FCC's benchmark for established interstate access rates declines. The FCC mandates that we reduce the rates we charge interexchange carriers for interstate switched access services to a level equal to the rate charged for similar services by competing established telephone companies. Such mandated rate reduction have occurred in prior years with the last step in the transition phase-down of access charges established by the FCC set to occur on June 21, 2004. As in prior years, we expect that growth in our non-access revenue will fully offset negative revenue impacts from this access rate decrease. Reciprocal compensation rates are also expected to decline on a per unit basis. However reciprocal compensation revenue is expected to increase as minutes of use volume increases.

The market for high-speed data communications services and Internet access is intensely competitive. We offer data services in all of our markets. We generate revenue from the sale of these services to end user clients in the small and medium-sized business market segments. We price our services competitively in relation to those of the established telephone companies and offer bundled and individual services to give clients incentives to buy a portfolio of services. See "Description of Business--Our Telecommunications Services."

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

Our churn rate for the year ended December 31, 2003 of our facilities-based business clients was approximately 1.5% per month, as compared to 1.6% per month for the year ended December 31, 2002. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

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

NETWORK COSTS

Our network costs include the following:

- The cost of leasing high-capacity digital lines that interconnect our network with established telephone company networks. These facilities are also used to connect our switching equipment to our transmission equipment located in established telephone company central offices, as well as to connect our transmission equipment between these offices. These network expenses include non-recurring installation costs and monthly recurring fixed costs. As our markets mature, these costs will remain a significant part of our ongoing cost of services, but are expected to represent a declining percentage of total costs.

- The cost of leasing our inter-city network. Our inter-city network facilities are used to carry data traffic between our markets and for delivery to Internet access points. The costs of these lines will increase as we increase capacity to address client demand. As we deploy fiber, however, these costs associated with the leased facilities will decrease and an increase in depreciation expense will occur due to the deployment of fiber.

- The cost of leasing local loop lines which connect our clients to our network. The costs to lease local loop lines from established telephone companies vary by company and are regulated by state authorities under the Telecommunications Act. These client loop costs are for voice and data lines as well as client T-1 links. These expenses include non-recurring installation costs and monthly recurring fixed costs. As our clients and related lines continue to increase, total local loop line costs will continue to increase and will remain a significant component of our ongoing network costs.

- The cost of leasing space in established telephone company central offices for collocating our transmission equipment. When we constructed switching and transmission equipment, we capitalized, as a component of property and equipment, non-recurring charges for items such as construction. We also capitalized the monthly recurring leasing costs of the collocations during the construction period, typically one to two months. These capitalized non-recurring costs are depreciated over the life of the lease and are not included in our network costs. After traffic is being carried on the facilities, recurring lease costs are expensed as incurred and are included in our network costs. As a market matures, these costs are expected to remain relatively constant, decreasing as a total component of total network costs.

- The cost of completing local calls originated by our clients. These local call costs are referred to as "reciprocal compensation" costs and are incurred primarily in connection with voice services. We have entered into interconnection agreements with the established telephone companies in our markets to make widespread calling available to our clients. These agreements typically set the cost per minute to be charged by each party to the other for the calls that are exchanged between the two carriers' networks and provide that a carrier must compensate the other carrier when a local call by the first carrier's client terminates on the other carrier's network. These reciprocal compensation costs will grow as our clients' outbound calling volume grows and will continue to be a significant component of total network costs. As clients and related lines installed increase, our costs will continue to increase proportionately. Changes in regulatory requirements for reciprocal compensation costs may result in an arrangement of bill and keep which may dramatically reduce these costs to us.

- The cost of completing, originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients. The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our client base and our clients' long distance calling volumes. These minute of usage charges will continue to be a significant component of total network costs. As clients and calling volumes increase, these costs will continue to increase proportionately.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses include costs associated with sales and marketing, client care, billing, corporate administration, personnel, and network maintenance. We incur other costs and expenses, including network maintenance costs, administrative overhead, office lease expense and bad debt expense.

NON-CASH DEFERRED COMPENSATION

As the estimated fair market value of our common stock exceeded the exercise price of certain options that we granted, we recognized non-cash deferred compensation that was amortized over the vesting period of the options.

As our estimated fair market value has exceeded the price at which shares of our stock have been sold to management employees since our formation, we recognized a non-cash deferred compensation charge of $4.4 million which was amortized over a four year period from the date the shares were issued. The charge was fully amortized at December 31, 2002. In addition, we have similarly recognized a non-cash deferred compensation charge of $7.5 million in connection with the issuance of options to various employees, which was amortized over a four-year period from the date the options were issued. The non-cash compensation charge was fully amortized at December 31, 2003.

MANAGEMENT OWNERSHIP ALLOCATION CHARGE

Upon consummation of our initial public offering, we were required by GAAP to record the $119.9 million increase in the assets of Choice One Communications L.L.C. allocated to management as an increase in additional paid-in capital, with a corresponding increase in deferred compensation. We were required to record $62.4 million of the deferred compensation as a non-cash, non-recurring charge to operating expense during the period in which the initial public offering was consummated, and the remaining $57.5 million was recorded as deferred management ownership allocation charge. The allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING (CREDITS)/COSTS

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

On October 9, 2002, we notified our customers in the communities of Ann Arbor and Lansing, Michigan that we would be ceasing operations in that market. We stopped selling services to new clients in this market and notified existing customers of the decision and the approximate time remaining until services were terminated. We also redeployed certain equipment from this market to other markets to optimize our network assets and to minimize future capital expenditures. Revenue and operating results of the Ann Arbor and Lansing, Michigan market were not significant to our consolidated results of operations. This market was closed in December 2002 and had an immaterial impact on revenue for the year ended December 31, 2002.

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

DEPRECIATION AND AMORTIZATION

Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, and indefeasible rights to use fiber. It also includes amortization of goodwill (prior to January 1, 2002) and client relationships. We performed an assessment of our goodwill impairment during June 2002 in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" and determined that the goodwill was fully impaired.

Our acquisitions of US Xchange, Atlantic Connections and EdgeNet were accounted for using the purchase method of accounting. The value of the client relationships acquired from US Xchange, Atlantic Connections and EdgeNet was $48.5 million, $3.3 million and $0.5 million, respectively, and is being amortized over five year periods. The value of the indefeasible right to use fiber acquired from US Xchange was $34.3 million and is being amortized over 20 years. The amount of the purchase price in excess of the fair value of the net assets acquired (goodwill) for US Xchange, Atlantic Connections and EdgeNet was $319.3 million, $7.3 million and $3.5 million, respectively. The goodwill had been amortized over the estimated useful life of 10 years. Amortization of the goodwill ceased as of January 1, 2002, in accordance with SFAS No. 142.

INTEREST INCOME (EXPENSE)

Our interest income results from the investment of our cash and other short-term investments. Our interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest expense on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and Term C loan under the senior credit facility, interest expense related to IRUs, and commitment fees on the unused senior credit facility. As of July 1, 2003, dividends and accretion related to our Series A preferred stock were also classified as interest expense. Dividends on preferred stock may be paid in-kind or in cash, at our option. Interest expense on the subordinated notes is payable in-kind (PIK) through November 2006. Interest expense, currently payable in cash, as discussed below, is the interest expense that must be settled periodically in cash as compared to the interest expense which accretes to principal.

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

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies, judgments and estimates include those relating to revenue recognition, the allowance for doubtful accounts, network costs and long-lived assets.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Revenue recognition. Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided in accordance with GAAP and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" (SAB 104). Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. Nonrefundable activation fees are also deferred and recognized as revenue over the expected term of the customer relationship. The Company recognizes revenue from switched access and reciprocal compensation based on actual usage and applicable rates per minute of usage, adjusted for management's assessment of reasonable collectibility. As part of the revenue recognition process for switched access, we evaluate whether receivables are reasonably assured of collection based on certain factors, including past credit history, financial condition of the customer, industry norms, past payment history of the customer and the likelihood of billings being disputed by customers. In situations where a dispute is likely, we generally defer recognition until cash is collected. Certain judgments in measuring revenue and assessing the reasonable assurance of collectibility, including regulatory interpretations and legal challenges, may affect our results. Revenue results may be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly and could result in future operating losses.

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

Network costs. The liability for network costs is incurred to provide telecommunication services to our clients and is recognized in the period when the service is utilized. There is considerable judgment and estimation of these costs based on line and circuit counts, estimated usage, active collocation sites, contractual interpretations and anticipated challenges, and regulatory interpretations and anticipated changes. In addition, we accrue for charges invoiced by carriers which are probable for payment but have not been paid due to rate or volume disputes. As of December 31, 2003 and 2002, our accrued network costs were $19.4 million and $33.9 million, respectively. Changes in these estimates could have a significant effect on our financial condition and results of operations.

Long-Lived assets. Our business acquisitions resulted in goodwill and other intangible assets that affect the amount of future period amortization expense and possible impairment expense that we may incur. During 2002, we determined that our goodwill was fully impaired. We also have a significant investment in property and equipment. The determination of the value and any subsequent impairment of our remaining long-lived assets requires management to make estimates and assumptions that may affect our consolidated financial statements. Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Factors that may affect the recoverability of our long-lived assets include shifts or reductions in our client base, adverse changes in our expected future cash flows and changes in our borrowing amounts and market interest rates.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

REVENUE

We generated $322.9 million in revenue for the year ended December 31, 2003, an increase of 11.0% as compared to $290.8 million in revenue for the year ended December 31, 2002. Of our total revenue increase, approximately $32.4 million was attributable to increases in voice and data revenue, offset by a $0.3 million decrease in access revenues. The favorable changes in voice and data revenue were primarily due to increases in the average number lines in service during 2003. The average number of lines in service increased by approximately 60,700 lines. Our lines in service at December 31, 2003 increased approximately 3.0% from our lines in service at December 31, 2002.

Average revenue per line in 2003 as compared to 2002 declined by approximately 2.0% as compared to 2.8% a year ago. Our access revenue was negatively impacted by reduced interstate rates that we charged other carriers as FCC mandated rate reductions took effect in both June 2002 and June 2003. At December 31, 2003 and 2002, we provided service in 29 markets, and had a total of 515,715 and 500,923 lines in service, respectively. Revenue is expected to increase from the level realized during the year ended December 31, 2003 due to the full year impact of 515,715 lines in service, additional penetration in our existing markets, the introduction and sales of additional value added services to our existing clients and the introduction of residential services in selected markets in 2004.

NETWORK COSTS

Network costs for the year ended December 31, 2003 were $157.7 million, a decrease of $6.1 million, or 3.8%, as compared to the year ended December 31, 2002. This decrease is partly due to a reduction in the number of collocation sites operated during 2003. The number of operational collocation sites as of December 31, 2003 was

505, as compared to 530 operational collocation sites as of December 31, 2002. The reduction in collocation sites was a direct result of our restructuring activities previously described above.

Additionally, initiatives to further optimize our existing network implemented during 2002 continued during 2003. These initiatives included least cost routing, replacing leased capacity with alternative technologies and grooming and capacity sizing of our network facilities. As a result, for 2003 our average cost per line declined approximately 15% as compared to 2002, highlighting the effectiveness of our network optimization initiatives, economies of scale, and the benefits of leasing fiber. During the year ended December 31, 2003, we took possession of fiber in one additional market in our footprint from Fibertech, LLC, under our master facilities agreement, bringing to 19 the number of markets where we have intra-city fiber capacity connecting our collocations. We plan to activate fiber in an additional 3 markets across our footprint in 2004. Amortization of the cost of the capital leases for fiber is included in depreciation and amortization expense. As a result of the factors noted above, we expect that network costs as a percentage of revenue will decline in 2004.

Our revenues exceeded our network costs by $165.2 million, or 51.1% of revenue, for the year ended December 31, 2003, compared to $126.9 million, or 43.6% of revenue, for the year ended December 31, 2002. We continue to evaluate network optimization initiatives. We expect that our revenue in excess of network costs, as a percentage of revenue will improve as our revenue increases and as we are able to capitalize on network optimization initiatives and economies of scale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2003 were $129.9 million, compared to $173.6 million for the year ended December 31, 2002. Excluding the non-cash deferred compensation and management ownership allocation charges, the selling, general and administrative expenses decreased $28.6 million, or 18.2%, from $157.6 million for the year ended December 31, 2002 to $129.0 million for the year ended December 31, 2003. Selling, general and administrative expenses are expected to grow as we serve our increasing client base and introduce new services to our clients, but are expected to be at a consistent percentage of our revenue.

Selling, general and administrative expenses, excluding non-cash deferred compensation and management ownership allocation charges, as a percentage of revenue was 39.9% for 2003 as compared to 54.2% for 2002. The changes in selling, general and administrative expenses resulted primarily from reductions in the number of sales employees, and a decrease in bad debt expense. During this period, salary, commissions and benefits decreased approximately $13.1 million related to a decrease in the average annual headcount of approximately 373 employees, mainly in the sales force. The reduction of personnel in the sales force was generally through attrition of non-productive employees, and is not expected to have an adverse effect on revenue. At December 31, 2003, we employed 1,412 individuals, of whom 567 were involved in sales, sales management and sales support. As of December 31, 2002, there were 1,529 employees, of whom 656 were involved in sales, sales management and sales support.

Bad debt expense decreased by $15.4 million for the year ended December 31, 2003 from the year ended December 31, 2002. We increased our bad debt reserves during the year ended December 31, 2002 for accounts receivable affected by the economic conditions present at that time. This included accounts related to telecommunications carrier accounts, including Global Crossing and WorldCom, now known as MCI.

Also included in selling, general and administrative expenses for the year ended December 31, 2003, is non-cash compensation expense of $1.0 million. This compares to non-cash charges of $16.0 million for the year ended December 31, 2002, which includes management ownership allocation amortization of $10.9 million. The management ownership allocation was fully amortized at December 31, 2002. Compensation expense for the year ended December 31, 2003 includes the expense associated with our adoption of SFAS No. 148 under which we adopted the financial statement measurement and recognition provisions of SFAS No. 123. Under SFAS No. 123, on a prospective basis, we recognize compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options.

RESTRUCTURING (CREDITS)/COSTS

During February 2003, we modified a portion of our restructuring plan related to reduced reliance on certain collocation sites. As we engaged in our restructuring actions in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network costs that became known to us during the three months ended March 31, 2003.

For the year ended December 31, 2003, approximately $0.8 million of the restructuring costs were paid and it is anticipated that the remaining liability will be settled in 2004, except for contractual lease obligations of $2.6 million that extend beyond one year and are included in other long-term liabilities.

The following table highlights the cumulative restructuring activities through December 31, 2003:

                                             TERMINATION         LEASE           NETWORK
                                               BENEFITS       OBLIGATIONS     FACILITY COSTS       TOTAL
                                               --------       -----------     --------------       -----
Initial restructuring charge ............    $        559     $      3,440     $      1,283     $      5,282
Payment of benefits and other obligations            (537)             (24)              --             (561)
                                             ------------     ------------     ------------     ------------
Balance at December 31, 2002 ............              22            3,416            1,283            4,721
Payment of benefits and other obligations             (72)            (384)            (332)            (788)
Adjustments due to plan modifications ...              50               --             (585)            (535)
                                             ------------     ------------     ------------     ------------

Balance at December 31, 2003 ............    $         --     $      3,032     $        366     $      3,398
                                             ============     ============     ============     ============

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

There were no impairment losses on long-lived assets recognized for the year ended December 31, 2003. During June 2002, we noted a significant adverse change in the business climate of our company and the telecommunications industry in general. These circumstances required us to perform an interim goodwill impairment test. As a result, we recorded an impairment charge of $283.0 million in accordance with SFAS No. 142. In addition, we recorded a $0.3 million charge to write-down the value of acquired customer relationships related to our web hosting and design services in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In conjunction with restructuring initiatives in 2002, we also evaluated the related long-lived assets for impairment. We recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that was abandoned, which is reported in impairment loss on long-lived assets in the Consolidated Statement of Operations for the year ended December 31, 2002. The restructuring plan and related asset impairment required us to evaluate for impairment our equipment held for use. We recorded an impairment charge of $4.0 million related to equipment held for use that was determined would not be used, which is reported in impairment loss on long-lived assets on the Consolidated Statement of Operations for the year ended December 31, 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended December 31, 2003 was $64.7 million as compared to $71.0 million for the year ended December 31, 2002. This represents a decrease of $6.4 million, or 8.9%. The decrease in depreciation expense as compared to the year ended December 31, 2002 was primarily related to certain switch software assets acquired in the acquisition of US Xchange becoming fully depreciated during the three months ended September 30, 2003. We expect that our depreciation and amortization expense will remain stable in 2004.

INTEREST EXPENSE AND INCOME

Interest expense, net, for the years ended December 31, 2003 and 2002 was approximately $93.9 million and $61.2 million, respectively. The increase in interest expense, net, was attributable to an increase of $27.3 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with SFAS No. 150 where corresponding amounts in prior years were not included in interest expense, net, and an increase in interest expense of $5.2 million as described below.

Interest expense increased from $61.6 million in 2002 to $66.8 million in 2003 due to increases in the amount of borrowings and increases in the amount of accreted PIK interest, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase slightly over the next year due to anticipated increases in LIBOR rates that will impact our borrowing rates, offset by scheduled decrease in borrowings under our credit facility which begin on June 30, 2004. Interest expense, currently payable in cash, was $29.6 million for the year ended December 31, 2003 as compared to $30.0 million for the year ended December 31, 2002. The decrease in interest expense currently payable in cash was the result of lower interest rates on our credit facility borrowings.

Interest income for the years ended December 31, 2003 and 2002 was approximately $0.2 and $0.4 million, respectively. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities. Cash and cash equivalents, on which interest income is earned, were lower during the year ended December 31, 2003 as compared to the year ended December 31, 2002. We expect interest income to remain stable in 2004.

The non-cash accretion and dividends on our preferred stock increased in total by $7.8 million from the year ended December 31, 2002 to December 31, 2003. This change was primarily driven by the increase in dividends on preferred stock, which results from the compounding effect of dividends that have accreted. As of July 1, 2003, the accretion and dividends on preferred stock is classified as a component of interest expense, net, and included in the calculation of net loss in accordance with the adoption of SFAS No.150. Restatement of prior period classifications is not permitted upon the adoption of SFAS No. 150. The accretion and dividends on preferred stock component of interest expense will double in 2004 due to the full year impact as compared to 2003 which included only six months of activity.

INCOME TAXES

We did not generate taxable income in either 2003 or 2002, and did not incur any income tax liability as a result.

NET LOSS

Our net loss was $123.1 million and $479.5 million for the years ended December 31, 2003 and 2002, respectively. The net loss applicable to common stockholders was $148.3 million and $524.1 million for the years ended December 31, 2003 and 2002, respectively. The improvement in net loss and net loss applicable to common stockholders was attributable to the factors previously discussed, due to the absence in 2003 of the goodwill impairment charge of $283.0 million in June 2002.

FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

REVENUE

We generated $290.8 million in revenue for the year ended December 31, 2002, an increase of 60.1% as compared to $181.6 million in revenue for the year ended December 31, 2001. Of our total revenue increase, approximately $96.7 million was attributable to increases in voice and data revenue and $12.5 million in access revenues. The favorable changes in revenue were primarily due to increases in the average number of lines in service during 2002. The average number of lines increased by approximately 167,000. Our lines in service at December 31, 2002 increased 30.5% from our lines in service at December 31, 2001.

Average revenue per line in 2002 as compared to 2001 declined by 2.8%. Access revenue increases were driven by increased customer volume, and slightly offset by reduced interstate rates that we charged other carriers as FCC mandated rate reductions took effect in the second half of 2002. At December 31, 2002 and 2001, we provided service in 29 and 30 markets, and had a total of 500,923 and 383,975 lines in service, respectively.

During the fourth quarter of 2002, we determined that a portion of the revenue related to billings for monthly recurring line charges and calling features ("MRCs") should have been deferred at the end of previous quarterly and annual reporting periods. However, we also determined that the effect of not previously deferring a portion of theses revenues was not material to any previous annual results of operations or financial position, and therefore previously issued financial statements were not restated. The impact was not material to results of operations for fiscal 2002. Consequently, we recorded an adjustment of $4.6 million in the fourth quarter of 2002 to establish deferred revenue for the cumulative amount of MRC billings that were recognized for periods preceding the fourth quarter of 2002 that related to services rendered in the fourth quarter of 2002. The effect of this adjustment was to reduce reported revenues for the fourth quarter and full fiscal year of 2002 by $4.6 million, and increase operating loss and net loss by the same amount and for the same periods.

NETWORK COSTS

Network costs for the year ended December 31, 2002 were $163.9 million, an increase of $43.0 million, or 35.5%, as compared to the year ended December 31, 2001. This increase is due to the completion of the deployment of our network and growth of our services in 29 markets with 530 collocation sites as compared to 30 markets with 517 collocation sites as of December 31, 2001. Network costs continued to increase at a slower rate than revenue, which reflects the benefits of our fiber network implementation and other network efficiencies realized from the increased number of installed lines.

Additionally, in 2002, we began initiatives to further optimize our existing network. For 2002, our average cost per line declined approximately 18% as compared to 2001, which highlights the effectiveness of our network optimization initiatives, economies of scale, and the benefits of leasing fiber. The cost of leasing fiber is included in depreciation and amortization expense.

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

We also increased the bad debt reserves for the year ended December 31, 2002, for specific accounts receivable negatively affected by economic conditions, by $15.4 million. This includes accounts related to telecommunications carriers including Global Crossing, WorldCom now known as MCI, and other distressed carriers. It also includes accounts related to retail customers negatively affected by economic conditions.

The number of individuals we employed increased to approximately 1,825 during 2002 before decreasing in the last quarter of 2002 as a result of restructuring initiatives. At December 31, 2002, we employed 1,539 individuals, of whom 656 were sales employees, including direct sales. As of December 31, 2001, there were 1,758 employees, of whom 786 were sales employees, including direct sales.

For the year ended December 31, 2002, we recognized non-cash charges for management ownership allocation of $10.9 million and deferred compensation amortization of $5.1 million. This compares to the same non-cash charges of $24.0 million and $8.4 million, respectively, for the year ended December 31, 2001. Deferred compensation was recorded in connection with membership units of Choice One Communications L.L.C. sold to certain management employees, grants to employees under our 1998 Stock Option Plan, and the issuance of restricted shares to the former employees of US Xchange, which we acquired in 2000. The management ownership allocation charge was fully amortized at December 31, 2002.

RESTRUCTURING COSTS

In connection with our restructuring activities in 2002, we recorded restructuring costs of $5.3 million in September 2002, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. At December 31, 2002, approximately $0.6 million of the restructuring costs had been paid.

IMPAIRMENT LOSS ON LONG-LIVED ASSETS

In conjunction with restructuring initiatives in 2002, we evaluated long-lived assets related to our Ann Arbor and Lansing, Michigan operations and equipment held for use for impairment. As a result of our evaluation, we recorded impairment charges of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that was abandoned and $4.0 million related to equipment held for use. These charges are reported in impairment loss on long-lived assets on the Consolidated Statement of Operations.

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

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the year ended December 31, 2002 was $71.0 million as compared to $89.1 million for the year ended December 31, 2001. This represents a decrease of $18.1 million, or 20.3%. The decrease from the same period in the previous year results from the adoption of SFAS No. 142 which required us to discontinue the systematic amortization of goodwill and intangible assets with indefinite lives. Amortization from goodwill was approximately $33.0 million for the year ended December 31, 2001. This decrease was partially offset by an increase in depreciation expense of $13.9 million, or 31.9%, related to the deployment of our networks and initiation of service in our markets as well as other asset acquisitions being placed in service in late 2001 and 2002.

INTEREST EXPENSE AND INCOME

Interest expense, net, for the years ended December 31, 2002 and 2001 was approximately $61.2 million and $51.2 million, respectively. The increase in interest expense, net, was attributable to an increase in interest expense of $5.5 million and a decrease in interest income of $4.5 million.

Interest expense increased from 2001 to 2002 due to increases in the amount of borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. Interest expense, currently payable in cash, was $30.0 million for the year ended December 31, 2002 as compared to $44.1 million for the year ended December 31, 2001. Interest expense, currently payable in cash, decreased from the same period a year ago as a result of the rollover of the subordinated notes in November 2001, when the interest on these obligations became PIK.

Interest income for the years ended December 31, 2002 and 2001 was approximately $0.4 and $4.9 million, respectively. Cash and cash equivalents, on which interest income is earned, were significantly lower during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

INCOME TAXES

We did not generate taxable income in either 2002 or 2001, and did not incur any income tax liability as a result.

NET LOSS

Our net loss was $479.5 million and $248.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in net loss was attributable to the factors previously discussed, primarily the goodwill impairment charge of $283.0 million in June 2002.

Our net loss applicable to common stockholders was $524.1 million and $287.0 million for the years ended December 31, 2002 and 2001, respectively. The increase in net loss applicable to common stockholders was attributable to the factors previously discussed, primarily the goodwill impairment charge of $283.0 million in June 2002. Non-cash accretion and dividends on preferred stock increased $6.4 million, or 16.7%, for the year ended December 31, 2002 to $44.7 million as compared to the year ended December 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements included in this Form 10-K have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditors' opinion notes that we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern.

We have experienced net losses applicable to common stockholders of $148.3 million, $524.1 million and $287.0 million, during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, we had $16.2 million in cash and cash equivalents and all available commitments under our senior credit facility were outstanding. We generated positive cash flows from operating activities during the final two fiscal quarters of 2003 and positive adjusted EBITDA during each of the fiscal quarters in 2003. Although not necessarily indicative of future results, the final two fiscal quarters of 2003 was the first time in our history that we generated positive cash flows from operating activities during reporting periods. Our viability is dependent upon our ability to continue to generate and grow positive cash flows from operating activities. The success of our business strategy necessitates obtaining and retaining a significant number of customers, generating significant and sustained growth in our cash flows from operating activities, and managing our costs and capital expenditures to be able to meet our debt service obligations, including the repayment of principal beginning on June 30, 3004.

Our revenue and costs are dependent upon some factors that are not entirely within our control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect our future funding requirements and our ability to continue operating our business. If we are unable to maintain minimum cash and committed financing greater than $10.0 million through June 30, 2004, to continue to comply with the credit facility covenants, and to commence the repayment of principal beginning on June 30, 2004 as required under our senior credit facility, we may need to raise additional capital or obtain a covenant modification from our lenders. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital or obtaining a covenant modification from our lenders, if needed, on favorable terms or at all. Failure to raise sufficient funds or modify our covenants under these circumstances may affect our ability to continue to operate our business.

Our senior credit facility contains certain covenants that are customary for credit facilities of this nature. These covenants require us to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004 and, commencing on September 30, 2004, require us to maintain certain leverage, fixed charges and interest coverage ratios as described in the senior credit facility. Our ability to comply with these covenants will primarily depend on our operating results, which are subject to the uncertainties described above. A breach in observance of any of these covenants, if unremedied in three business days, would cause an event of default under the senior credit facilities and an event of default under our subordinated debt. An event of default would permit our obligations under our senior credit facility and our subordinated debt to be declared to be immediately payable. If the lenders so accelerate our obligations, then we can make no assurances that we would be able to obtain additional or substitute financing. An acceleration of our obligations would have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2003, and from then through the date of filing of this report, we were and are in compliance with all covenants under our senior credit facility. However, it is reasonably likely, without covenant relief or modification or other action, that we will be in breach of one or more applicable covenants at some point during 2004. With respect to this situation, we intend to pursue a variety of matters including changes to our operating plans to enable us to remain in compliance, discussions with lenders to gain certain waivers or modifications regarding our covenants which will enable us to remain in compliance, and other possible actions and strategic alternatives. To help guide and facilitate this effort, we have engaged consultants to provide us with a broad range of financial advisory services. We can make no assurances that we will be successful in any or all of these efforts.

Our positive cash flows from operating activities may be adversely affected due to a variety of factors including:

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

Credit Facility. We have $398.9 million that has been committed under our senior credit facility, subject to various conditions, covenants and restrictions, including those described in Note 9 to the financial statements. Any incremental borrowings are subject to the approval from a majority of our senior credit facility lenders. Our subordinated debt permits us to incur up to $425.0 million of indebtedness, without approval from the subordinated debt lenders. At December 31, 2003, there was $125.0 million outstanding under the term B loan, $125.0 million outstanding under the term A loan, $100.0 million outstanding under the revolving credit facility, $44.5 million outstanding under the term C loan, and $4.4 million outstanding under the term D loan. The maximum available funding under the senior credit facility was outstanding at December 31, 2003. We are required to make periodic payments on our credit facility to reduce outstanding balances in 2004 of $12.2 million. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

We also have $230.4 million of subordinated notes outstanding, excluding the discount of $2.2 million and accrued PIK interest of $4.2 million, which are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually, until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. During the year ended December 31, 2003, $27.6 million in PIK interest accreted to principal. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those within our senior credit facility.

Cash Flows. We have incurred significant operating and net losses since our inception. However, we generated positive cash flows from operating activities during the final two fiscal quarters of 2003 and positive adjusted EBITDA during each of the fiscal quarters in 2003. Although not necessarily indicative of future cash flow results, the final two fiscal quarters of 2003 was the first time in our history that we generated positive cash flows from operating activities during reporting periods. While we expect to continue to generate positive adjusted EBITDA, we also expect to continue to have operating losses as we further penetrate our markets. As of December 31, 2003, we had an accumulated deficit of $1.1 billion. Net cash used in operating activities was approximately $3.7 million, $55.1 million and $126.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Net cash used in operating activities for the year ended December 31, 2003 was primarily due to the net loss from operations, negative net working capital changes of $10.7 million, of which $0.8 million was related to payments of restructuring obligations, and interest expense payable in cash of $29.8 million. Net cash used in operating activities for the year ended December 31, 2002 was due to the net loss from operations, net interest paid in cash of $32.4 million, and negative working capital changes (net of restructuring charges and specific bad debt reserves) of $8.1 million. The decline in working capital changes from 2001 was the result of a decline in current liabilities as cost saving initiatives implemented during 2002 were realized, and an increase in gross accounts receivable created by strong business growth and slowed collections from distressed carriers.

Net cash provided by financing activities was $2.7 million, $97.6 million and $18.4 million for the years ended December 31, 2003, 2002 and 2001. Net cash provided by financing activities for the years ended December 31,

2003 was related to net borrowings under our senior credit facility. This funding was used to support operating losses incurred while we executed our business strategy, and to support our business growth in 2003 as we focused on client retention and new market opportunities. Net cash provided by financing activities for the years ended December 31, 2002 and 2001 was related to net borrowings under our senior credit facility and payments of related financing costs. This funding was used to support operating losses incurred during the completion of the build-out phase of our business strategy in 2001, and to support our business growth in 2002 as we focused on client retention and cost saving initiatives. We do not expect to receive additional cash flows from financing activities as a result of borrowings under our credit facility as all of the existing financing commitments have been used.

Net cash used for investing activities for the year ended December 31, 2003 was $12.2 million, which was primarily related to capital expenditures in support of the growth in our existing markets. We realized proceeds from the sale of various corporate assets of approximately $0.1 million. Net cash used for investing activities for the year ended December 31, 2002 was $27.5 million which was also due to growth in of our existing markets. For the year ended December 31, 2002, we realized proceeds from the sale of various corporate assets of approximately $1.0 million. Net cash used for investing activities for the year ended December 31, 2001 was $51.0 million, which was due to expansion of our existing markets, expansion into new markets, addition of capacity to support incremental growth in several of our early markets and collocation sites acquired from FairPoint Communications Solutions Corp. in December 2001.

Capital Requirements. Capital expenditures were $12.4 million, $28.5 million and $85.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We expect that our capital expenditures will be between $15.0 million and $30.0 million for 2004 as we continue to penetrate our existing markets. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry and other factors. We may require additional financing, or require financing sooner than anticipated, if our business plans or projections change or prove to be inaccurate. We may also require additional financing in order to take advantage of unanticipated opportunities, to effect acquisitions of businesses, to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS, LONG-TERM MATURITIES, AND CERTAIN EQUITY SECURITIES

The following table summarizes anticipated debt maturities, contractual lease obligation payments and preferred stock redemptions for the years shown as of December 31, 2003:

                                                                                           THERE-
                                2004        2005        2006        2007        2008       AFTER         TOTAL
                                ----        ----        ----        ----        ----       -----         -----
Operating leases .........    $  7,926    $  7,183    $  6,832    $  6,709    $  6,227    $  5,823    $   40,700
Network commitments ......       2,544         744         124          --          --          --         3,412
Marketing sponsorship
commitments ..............       1,215         878         421         335         170          --         3,019
Long-term debt ...........      12,220      32,231      60,356      68,794     118,674     345,482       637,757
Capital leases ...........       3,307       3,240       3,242       3,244       3,247      43,836        60,116
Restructuring costs ......         761         464         415         424         434         900         3,398
Redeemable preferred stock          --          --          --          --          --     295,990       295,990
                              --------    --------    --------    --------    --------    --------    ----------
Total obligations ........    $ 27,973    $ 44,740    $ 71,390    $ 79,506    $128,752    $692,031    $1,044,392
                              ========    ========    ========    ========    ========    ========    ==========

We maintain a master facilities agreement with Fibertech, LLC ("Fibertech"), a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides us with a 20-year IRU for fiber, without electronics, in 13 of our market cities. Our commitment under this agreement could be up to $74.4 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement. For the year ended December 31, 2003, we paid Fibertech $0.7 million and amounts owed to Fibertech at December 31, 2003, were $31.4 million. The amounts owed to Fibertech, as stated, are the total future minimum lease payments, including interest. The lease payments are included in capital leases in the above table.

We have no material off-balance sheet debt or other unrecorded obligations other than the items noted in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. We adopted this standard on January 1, 2003. The adoption did not have a material impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard amends Emerging Issue Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We adopted this standard on January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements as it will only impact our future exit or disposal activities, if any.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. We adopted this standard on June 30, 2003. The adoption of this standard has not had a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We adopted this standard on July 1, 2003. Upon adoption, we reclassified our mandatorily redeemable preferred stock to long-term liabilities. We now recognize dividends declared and accretion related to this preferred stock as a component of interest expense. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Our adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position FIN 46R. Our adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2003 and 2002, the carrying value of our debt obligations, excluding obligations under capital leases for indefeasible rights to use fiber, was $632.0 million and $595.9 million, respectively. At December 31, 2003, $278.2 million was variable rate debt. The fair value of those obligations at December 31, 2003 and 2002 was $643.3 million and $602.4 million, respectively. The changes in value are due to net borrowings of $3.5 million, non-cash amortization of debt discount of $1.1 million, interest payable in-kind which accreted to principal of $31.4 million, and changes in related interest rates. The weighted average interest rate of our credit facility debt obligations at December 31, 2003 and 2002 was 7.41% and 8.21%, respectively. A hypothetical decrease of approximately 100 basis points from prevailing interest rates at December 31, 2003 would result in an increase in the fair value of our fixed rate debt by approximately $10.9 million.

A hypothetical increase of approximately 100 basis points from prevailing interest rates at December 31, 2003, would result in an approximate increase in cash required for interest on our variable rate debt during the next fiscal year of $2.7 million, declining to $2.5 million, $2.1 million, $1.5 million and $0.8 million in the second, third, fourth and fifth years, respectively.

As a result of our operating and financing activities, we are exposed to changes in interest rates that may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we may enter into derivative contracts. However, we do not use derivative financial instruments for speculative purposes. Interest rate swaps were employed as a requirement under our Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit us from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. Interest rate swap agreements are used to reduce our exposure to risks associated with interest rate fluctuations. By their nature, these instruments would involve risk, including the risk of nonperformance by counterparties, and our maximum potential loss may exceed the amount recognized in our balance sheet. We attempt to mitigate our exposure to counterparty credit risk by using major financial institutions with high credit ratings.

At December 31, 2003, we had an interest rate swap agreement for an aggregate notional amount of $125.0 million that expires in February 2006. At December 31, 2003, the weighted average pay rate for the interest rate swap agreement was 6.94% and the average receive rate was 1.17%. Based on the fair value of the interest rate swap agreement at December 31, 2003, it would have cost us $13.5 million to terminate the agreement. A hypothetical 100 basis point decrease in the floating spot rate would increase the cost to terminate the interest rate swap agreement by approximately $2.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements with supplementary data are included under Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their evaluation at December 31, 2003, our principal executive officer and principal financial officer, with the participation and assistance of our management, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 regarding our executive officers and other key personnel is included under Item 4A of this Form 10-K under the heading "Executive Officers of the Registrant." The other information required by this Item 10 is incorporated in this report by reference from certain sections of our definitive proxy statement for our 2004 annual meeting of stockholders, which will be filed with the SEC no later then April 29, 2004. You will find our responses to this Item 10 in the sections titled "Elections of Directors".

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We maintain two equity compensation plans for the benefit of our employees, officers and directors. The following schedule details information concerning those plans as of December 31, 2003:

                            Number of securities to be   Weighted-average         Number of securities remaining
                            issued upon exercise of      exercise price of        available for future issuance
      Plan Category         all outstanding options      outstanding options      under equity compensation plans
    ----------------------  --------------------------   --------------------     --------------------------------
    Equity compensation
    plans approved by
    security holders        5,939,480                    $    1.50                4,592,416

    Equity compensation
    plans not approved by
    security holders               --                           --                       --
                            ---------                                             ---------
    Total                   5,939,480                    $    1.50                4,592,416
                            =========                                             =========

The other information required by this Item 12 is incorporated in this report by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of our proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference from the section titled "Certain Relationships and Related Transactions" of our proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference from the section titled "Independent Accountant Compensation" of our proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      a.    Documents filed as a part of this report.

            1.    Financial Statements

                       See Index to Financial Statements on page 48.

            2.    Financial Statement Schedules

                       See Index to Financial Statements on page 48.

            3.    Exhibits

                       See Index to Exhibits on page 80.

      b.    Reports on Form 8-K.

            On October 15, 2003, the Company filed a report on Form 8-K to announce that its Audit Committee had dismissed
            PricewaterhouseCoopers LLP as the independent accountants for the Company.

            On October 15, 2003, the Company filed a report on Form 8-K to announce that its Audit Committee had engaged Deloitte & Touche LLP as the new independent auditors for the Company, effective on October 15, 2003.

            On October 21, 2003, the Company filed a report on Form 8-K announcing its achievement of positive cash flow for the three months ended September 30, 2003.

            On November 12, 2003, the Company filed a report on Form 8-K announcing its third quarter results for the three months and nine months ended September 30, 2003.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                       PAGE
CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES

Independent Auditors' Report - December 31, 2003..................................................................      49

Report of Independent Accountants - December 31, 2002.............................................................      50

Report of Independent Public Accountants - December 31, 2001......................................................      51

Consolidated Balance Sheets as of December 31, 2003 and 2002......................................................      52

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001........................      53

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity
(Deficit) for the years ended December 31, 2003, 2002 and 2001 ...................................................      54

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001........................      56

Notes to Consolidated Financial Statements........................................................................      57

Schedule II-Valuation and Qualifying Accounts.....................................................................      78

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Choice One Communications Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheet of Choice One Communications Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at
Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 19, 2002 (except with respect to the matter discussed in Note 19 of the financial statements as of December 31, 2001, as to which the report was dated March 31, 2002), which report included an explanatory paragraph related to the Company's change in its method of accounting for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" described in Note 3 to the financial statements. The consolidated financial statements of the Company as of and for the year ended December 31, 2002 were audited by other auditors whose report, dated March 27, 2003, expressed an unqualified opinion on those statements, and included explanatory paragraphs related to a going concern uncertainty and a change in the Company's accounting method for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As discussed in Note 11 to the consolidated financial statements, in 2003 the Company changed its method of accounting for redeemable preferred stock to conform to statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's recurring losses from operations and net stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP
Rochester, New York
March 25, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Choice One Communications Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Choice One Communications Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Choice One Communications Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in
Note 6, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 19, 2002 (except with respect to the matter discussed in Note 19 of the financial statements as of December 31, 2001, as to which the report was dated March 31, 2002).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6 to the consolidated financial statements, as of January 1, 2002, the Company ceased amortization of goodwill to conform with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements of Choice One Communications Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 6, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 6. In our opinion, the transitional disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.


/s/ PricewaterhouseCoopers LLP
Rochester, New York
March 27, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REFERENCES TO NOTE 3 AND 19 IN THE FOLLOWING REPORT REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS IN THE COMPANY'S FORM 10-K DATED DECEMBER 31,2001.

AS DISCUSSED IN NOTE 6, CHOICE ONE COMMUNICATIONS INC. HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS." THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

As explained in Note 3 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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


                                              /s/ ARTHUR ANDERSEN LLP

Rochester, New York
March 19, 2002 (except with respect to the matter discussed in Note 19, as to which the date is March 31, 2002)

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2003 AND 2002
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             2003              2002
                                                                                             ----              ----
                                         ASSETS
Current Assets:
     Cash and cash equivalents ....................................................      $    16,238       $    29,434
     Accounts receivable (net of allowance for doubtful accounts of
       $3,041 and $13,583 at December 31, 2003 and 2002) ..........................           30,859            43,215
     Prepaid expenses and other current assets ....................................            3,251             2,298
                                                                                         -----------       -----------
         Total current assets .....................................................           50,348            74,947

Property and equipment, net of accumulated depreciation ...........................          295,423           336,711
Intangible assets, net of accumulated amortization ................................           32,601            47,479
Other assets, net .................................................................            5,096             4,813
                                                                                         -----------       -----------
Total assets ......................................................................      $   383,468       $   463,950
                                                                                         ===========       ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber .......      $       962       $       461
     Current portion of long-term debt ............................................           12,220                --
     Accounts payable .............................................................            7,762            14,717
     Accrued expenses .............................................................           42,627            58,381
                                                                                         -----------       -----------
         Total current liabilities ................................................           63,571            73,559

Long-term debt (net of unamortized discount of $5,781and $6,900 at December 31,
     2003 and 2002) ...............................................................          619,756           595,941
Redeemable Preferred Stock:
     Series A Preferred stock, $0.01 par value, 340,000 shares authorized;
     251,588 shares issued and outstanding, at December 31, 2003, ($337,701 liquidation value at December 31, 2003, inclusive of accrued dividends of
     $68,502) .....................................................................          295,990                --
Interest rate swaps ...............................................................           13,500            19,308
Long-term portion of capital leases for indefeasible rights to use fiber ..........           32,037            31,968
Other long-term liabilities .......................................................            3,609             3,581
                                                                                         -----------       -----------
Total long-term debt and other long-term liabilities ..............................          964,892           650,798

Commitments and Contingencies (Note 18)

Redeemable Preferred Stock:
     Series A Preferred stock, $0.01 par value, 340,000 shares authorized; 251,588
     shares issued and outstanding, at December 31, 2002 ..........................               --           243,532

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding ...............................               --                --
     Common stock, $0.01 par value, 150,000,000 authorized; 44,261,052 and
       42,478,396 shares issued as of December 31, 2003 and 2002, respectively ....              443               425
     Treasury stock, 135,415 shares, at cost, at December 31, 2003 and December 31,
       2002, respectively .........................................................             (473)             (473)
     Additional paid-in capital ...................................................          475,179           498,439
     Deferred compensation ........................................................             (962)             (391)
     Accumulated other comprehensive loss .........................................          (13,500)          (19,308)
     Accumulated deficit ..........................................................       (1,105,682)         (982,631)
                                                                                         -----------       -----------
     Total stockholders' deficit ..................................................         (644,995)         (503,939)
                                                                                         -----------       -----------
     Total liabilities and stockholders' deficit ..................................      $   383,468       $   463,950
                                                                                         ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      2003            2002            2001
                                                                                      ----            ----            ----
Revenue .......................................................................   $    322,891    $    290,780    $    181,598
Operating expenses:
     Network costs, excluding depreciation expense of $36,375, $40,188
     and $27,433 in 2003, 2002 and 2001, respectively .........................        157,738         163,887         120,923

     Selling, general and administrative, excluding depreciation and amortization expense of $28,316, $30,858 and $61,711 in 2003, 2002 and
       2001, respectively, and including non-cash compensation of $951, $5,050 and $8,406 in 2003, 2002 and 2001, respectively, and non-cash management ownership allocation charge of $-0-, $10,915 and $24,017 in 2003, 2002
       and 2001, respectively .................................................        129,938         173,595         168,295
     Loss on disposition of assets ............................................            230             733             801
     Restructuring (credits)/costs ............................................           (535)          5,282              --
     Impairment loss on long-lived assets .....................................             --         294,524              --
     Depreciation and amortization ............................................         64,691          71,046          89,144
                                                                                  ------------    ------------    ------------
         Total operating expenses .............................................        352,062         709,067         379,163
                                                                                  ------------    ------------    ------------
Loss from operations ..........................................................        (29,171)       (418,287)       (197,565)

Interest income/(expense):
     Interest income ..........................................................            165             412           4,871
     Interest expense .........................................................        (66,824)        (61,584)        (56,077)
     Accretion of preferred stock .............................................         (5,974)             --              --
     Accrued dividends on preferred stock .....................................        (21,283)             --              --
                                                                                  ------------    ------------    ------------
         Total interest expense, net ..........................................        (93,916)        (61,172)        (51,206)
     Other income .............................................................             36              --              --
                                                                                  ------------    ------------    ------------
Net loss ......................................................................       (123,051)       (479,459)       (248,771)

     Accretion of preferred stock .............................................          5,334           8,802           7,007
     Accrued dividends on preferred stock .....................................         19,867          35,860          31,250
                                                                                  ------------    ------------    ------------
Net loss applicable to common stockholders ....................................   $   (148,252)   $   (524,121)   $   (287,028)
                                                                                  ============    ============    ============

Net loss per share, basic and diluted .........................................   $      (2.75)   $     (11.50)   $      (7.23)
                                                                                  ============    ============    ============

Weighted average number of shares outstanding, basic and diluted ..............     53,892,999      45,582,855      39,676,218
                                                                                  ============    ============    ============

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   REDEEMABLE PREFERRED
                                           STOCK                 COMMON STOCK
                                           -----                 ------------            TREASURY     ADDITIONAL
                                                              SHARES                      STOCK        PAID-IN        DEFERRED
                                  SHARES        AMOUNT      OUTSTANDING     AMOUNT        AMOUNT       CAPITAL      COMPENSATION
                                  ------        ------      -----------     ------        ------       -------      ------------
Balance, January 1, 2001 .....      200,000       162,523    37,843,654           379          (216)      566,975       (53,207)
     Exercise of stock options           --            --        20,056            --            --           107            --
     Management ownership
      allocation charge ......           --            --            --            --            --            --        24,017
     Amortization of deferred
      compensation ...........           --            --            --            --            --            --         8,406
     Issuance of detachable
      warrants ...............           --            --            --            --            --         3,366            --
     Issuance of common stock
      for asset acquisition ..           --            --     2,500,000            25            --         8,750            --
     Accretion of preferred
     stock ...................           --         7,007            --            --            --        (7,007)           --
     Accrued dividends on
      preferred stock ........           --        31,250            --            --            --       (31,250)           --
     Acquisition of treasury
      shares .................           --            --       (64,455)           --          (264)       (3,882)        3,888
     Issuance of executive
      loans ..................           --            --            --            --            --        (2,200)           --
     Net loss ................           --            --            --            --            --            --            --
     Change in fair value of
      interest rate swaps ....           --            --            --            --            --            --            --

     Comprehensive loss ......           --            --            --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at  December 31, 2001       200,000       200,780    40,299,255           404          (480)      534,859       (16,896)
     Issuance of dividends
      and warrants related
      to Series A preferred
      stock ..................       51,588        (1,910)           --            --            --         1,910            --
     Management ownership
      allocation charge ......           --            --            --            --            --            --         5,050
     Amortization of deferred
      compensation ...........           --            --            --            --            --            --        10,915
     Forfeiture of stock
      options ................           --            --            --            --            --          (455)          572
     Issuance of Term C loan
      detachable warrants ....           --            --            --            --            --         4,297            --
     Issuance of common stock
      for asset acquisition ..           --            --     1,040,000            11            --         1,897            --
     Issuance of common stock
      for employer 401(k)
      contributions ..........           --            --     1,006,813            10            --           667            --
     Accretion of preferred
       stock .................           --         8,802            --            --            --        (8,802)           --
     Accrued dividends on
      preferred stock ........           --        35,860            --            --            --       (35,860)           --
     Acquisition of treasury
      shares .................           --            --        (3,087)           --             7           (92)          (32)
     Refund of excess equity
      filing fees ............           --            --            --            --            --            18            --
     Net loss ................           --            --            --            --            --            --            --
     Change in fair value of
      interest rate swaps ....           --            --            --            --            --            --            --
     Comprehensive loss ......           --            --            --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002 ...      251,588   $   243,532    42,342,981   $       425   $      (473)  $   498,439   $      (391)

                                  ACCUMULATED
                                     OTHER
                                 COMPREHENSIVE            ACCUMULATED
                                     LOSS                   DEFICIT               TOTAL
                                     ----                   -------               -----
Balance, January 1, 2001 .....             --              (254,401)               259,530
     Exercise of stock options             --                    --                    107
     Management ownership
      allocation charge ......             --                    --                 24,017
     Amortization of deferred
      compensation ...........             --                    --                  8,406
     Issuance of detachable
      warrants ...............             --                    --                  3,366
     Issuance of common stock
      for asset acquisition ..             --                    --                  8,775
     Accretion of preferred
     stock ...................             --                    --                 (7,007)
     Accrued dividends on
      preferred stock ........             --                    --                (31,250)
     Acquisition of treasury
     shares ..................             --                    --                   (258)
     Issuance of executive
      loans ..................             --                    --                 (2,200)
     Net loss ................             --              (248,771)              (248,771)
     Change in fair value of
      interest rate swaps ....        (13,484)                   --                (13,484)
                                                                               -----------
     Comprehensive loss ......             --                    --               (262,255)
                                  -----------           -----------            -----------
Balance at December 31, 2001          (13,484)             (503,172)                 1,231
     Issuance of dividends
      and warrants related
      to Series A preferred
      stock ..................             --                    --                  1,910
     Management ownership
      allocation charge ......             --                    --                  5,050
     Amortization of deferred
      compensation ...........             --                    --                 10,915
     Forfeiture of stock
      options ................             --                    --                    117
     Issuance of Term C loan
      detachable
      warrants ...............             --                    --                  4,297
     Issuance of common stock
      for asset acquisition ..             --                    --                  1,908
     Issuance of common stock
      for employer 401(k)
      contributions ..........             --                    --                    677
     Accretion of preferred
     stock ...................             --                    --                 (8,802)
     Accrued dividends on
      preferred stock ........             --                    --                (35,860)
     Acquisition of treasury
      shares .................             --                    --                   (117)
     Refund of excess equity
      filing fees ............             --                    --                     18
     Net loss ................             --              (479,459)              (479,459)
     Change in fair value of
      interest rate swaps ....         (5,824)                   --                 (5,824)
     Comprehensive loss ......             --                    --               (485,283)
                                  -----------           -----------            -----------
Balance, December 31, 2002 ...    $   (19,308)          $  (982,631)           $  (503,939)

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                                    CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                  REDEEMABLE PREFERRED
                                          STOCK                  COMMON STOCK
                                          -----                  ------------          TREASURY     ADDITIONAL
                                                              SHARES                    STOCK        PAID-IN        DEFERRED
                                  SHARES        AMOUNT      OUTSTANDING     AMOUNT      AMOUNT       CAPITAL      COMPENSATION
                                  ------        ------      -----------     ------      ------       -------      ------------
Balance at December 31, 2002 .      251,588   $   243,532    42,342,981  $       425  $      (473)  $   498,439   $      (391)
     Exercise of stock options           --            --       100,473            1           --            26            --
     Stock option
      compensation expense ...           --            --            --           --           --         1,522          (571)
     Issuance of common stock
      for employer 401(k)
      contributions ..........           --            --     1,682,183           17           --           393            --
     Accretion of preferred
      stock ..................           --         5,334            --           --           --        (5,334)           --
     Accrued dividends on
      preferred stock ........           --        19,867            --           --           --       (19,867)           --
     Reclassification of
      Redeemable Preferred
      Stock as required by
      SFAS No. 150 ...........     (251,588)     (268,733)           --           --           --            --            --
     Net loss ................           --            --            --           --           --            --            --
     Change in fair value of
      interest rate swaps ....           --            --            --           --           --            --            --

     Comprehensive loss ......           --            --            --           --           --            --            --
                                -----------   -----------   -----------  -----------  -----------   -----------   -----------
Balance, December 31, 2003 ...           --   $        --    44,125,637  $       443  $      (473)  $   475,179   $      (962)
                                ===========   ===========   ===========  ===========  ===========   ===========   ===========

                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE     ACCUMULATED
                                       LOSS            DEFICIT             TOTAL
                                       ----            -------             -----
Balance at December 31, 2002 .     $   (19,308)      $  (982,631)       $  (503,939)
     Exercise of stock options              --                --                 27
     Stock option
      compensation expense ...              --                --                951
     Issuance of common stock
      for employer 401(k)
      contributions ..........              --                --                410
     Accretion of preferred
     stock ...................              --                --             (5,334)
     Accrued dividends on
      preferred stock ........              --                --            (19,867)
     Reclassification of
      Redeemable Preferred
      Stock as required by
      SFAS No. 150 ...........              --                --                 --
     Net loss ................              --          (123,051)          (123,051)
     Change in fair value of
      interest rate swaps ....           5,808                --              5,808
                                                                        -----------
     Comprehensive loss ......              --                --           (117,243)
                                   -----------       -----------        -----------
Balance, December 31, 2003 ...     $   (13,500)      $(1,105,682)       $  (644,995)
                                   ===========       ===========        ===========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                             (AMOUNTS IN THOUSANDS)

                                                                                2003        2002        2001
                                                                                ----        ----        ----
Cash flows from operating activities:
Net loss ..................................................................  $(123,051)  $(479,459)  $(248,771)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposition of assets .........................................        230         733         801
    Impairment loss on long-lived assets ..................................         --     294,524          --
    Depreciation and amortization .........................................     64,691      71,046      89,144
    Interest payable in-kind on long-term debt ............................     31,486      25,944       3,413
    Amortization of deferred financing costs ..............................      4,381       4,500       3,615
    Amortization of discount on long-term debt ............................      1,119         683          80
    Accretion of preferred stock ..........................................      5,974          --          --
    Accrued dividends on preferred stock ..................................     21,283          --          --
    Non-cash compensation and management ownership allocation charge ......        951      15,965      32,423
    Changes in assets and liabilities:
       Decrease/(increase) in accounts receivable, net ....................     12,356      (2,976)    (16,454)
       (Increase)/decrease in prepaid expenses and other current assets ...     (1,152)       (412)      3,003
       Increase in other long-term assets .................................       (413)       (420)     (2,767)
       (Decrease)/increase in accounts payable ............................     (6,455)      2,088      10,789
       (Decrease)/increase in accrued restructuring costs .................       (788)      4,721          --
       (Decrease)/increase in accrued expenses ............................    (14,290)      7,953      (1,911)
                                                                             ---------   ---------   ---------
          Net cash used in operating activities ...........................     (3,678)    (55,110)   (126,635)

Cash flows from investing activities:
    Capital expenditures ..................................................    (12,358)    (28,526)    (85,051)
    Proceeds from sale of assets ..........................................        135       1,012          --
    Purchase of investments ...............................................         --          --      (2,199)
    Proceeds from sale of investments .....................................         --          --       9,801
    Decrease in restricted cash ...........................................         --          --      30,000
    Purchase of accounts receivable .......................................         --          --      (3,518)
                                                                             ---------   ---------   ---------
       Net cash used in investing activities ..............................    (12,223)    (27,514)    (50,967)

Cash flows from financing activities:
       Additions to long-term debt ........................................      3,500     199,075      62,000
       Principal payments of long-term debt ...............................         --     (98,700)    (35,695)
       Proceeds from capital contributions and issuance of common stock ...         26          --         107
       Repurchase of treasury stock .......................................         --          --         (12)
       Payments under long-term capital leases for indefeasible rights to
       use fiber ..........................................................       (821)       (350)        (57)
       Payments of financing costs ........................................         --      (2,382)     (7,899)
                                                                             ---------   ---------   ---------
Net cash provided by financing activities .................................      2,705      97,643      18,444
                                                                             ---------   ---------   ---------
Net (decrease)/ increase in cash and cash equivalents .....................    (13,196)     15,019    (159,158)

Cash and cash equivalents, beginning of year ..............................     29,434      14,415     173,573
                                                                             ---------   ---------   ---------
Cash and cash equivalents, end of year ....................................  $  16,238   $  29,434   $  14,415
                                                                             =========   =========   =========

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1. DESCRIPTION OF BUSINESS

Choice One Communications Inc. and its wholly-owned subsidiaries (the "Company") is an integrated communications provider offering facilities-based voice and data telecommunications services. The Company, incorporated under the laws of the State of Delaware on June 2, 1998, provides these services primarily to small and medium-sized businesses in 29 second and third tier markets in the northeastern and midwestern United States. The Company operates in one segment and its services include local exchange and long distance services and high-speed data and Internet services. The Company seeks to become the leading integrated communications service provider in each market it serves by offering a single source for competitively priced, high quality, customized telecommunications services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Refer to Note 4 for more details.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its retail and wholesale customers to make required payments. If the financial condition of the Company's retail and wholesale customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required resulting in additional expense to the Company and affecting its results of operations.

CONCENTRATIONS OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. A significant portion of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in the Company's markets; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. In addition, a significant portion of revenue is generated from wholesale customers whose ability to pay is dependent on economic conditions, among other wholesale customer specific factors. The Company has no significant concentration of credit risk within its accounts receivable. As of and for the years ended December 31, 2003, 2002 and 2001, no customers represented more than 10% of the Company's accounts receivable or revenue.

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

PROPERTY AND EQUIPMENT

Property and equipment includes switch equipment, computer equipment and software, office furniture and equipment, indefeasible rights to use fiber ("IRUs"), construction in progress, assets held for use and leasehold improvements. These assets are stated at cost, which includes direct costs, capitalized labor and capitalized interest. Assets held for use are related to the recovery of switch and collocation equipment from markets exited during 2002 which are expected to be re-deployed throughout the Company's remaining operating markets. For financial reporting purposes, depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

         Switch equipment................................  10 years
         Computer equipment and software.................  3-5 years
         Office furniture and equipment..................  3-7 years
         IRUs............................................  20 years

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

Goodwill represented the excess purchase price over the fair value of net assets acquired and was being amortized using the straight-line method over the estimated useful life of ten years. In January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized. Amortization of the Company's goodwill ceased as of January 1, 2002, in accordance with SFAS No. 142. The standard also requires that goodwill be subject to at least an annual assessment for impairment through the application of a fair value-based test.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not engage in interest rate speculation. Derivative financial instruments are utilized to hedge interest rate risk and are not held for trading purposes. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The effect of the adoption was recorded in accumulated other comprehensive loss for $6.0 million. Note 10 provides additional details on the Company's hedging activities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are disclosed in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", which requires that the Company disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

Redeemable preferred stock: The fair value of redeemable preferred stock is approximately equal to its liquidation value.

Interest rate swap agreements: The fair value of swap agreements is based on quoted market prices for similar instruments.

The carrying values and related estimated fair values for the Company's financial instruments are as follows (in thousands):

                                                     2003                               2002
                                                     ----                               ----

                                       CARRYING VALUE    FAIR VALUE      CARRYING VALUE     FAIR VALUE
                                       --------------    ----------      --------------     ----------
  Long-term debt                         $ 631,976       $ 643,335          $ 595,941       $ 602,432
  Redeemable preferred stock             $ 295,990       $ 337,701          $ 243,532       $ 296,551
  Interest rate swap agreements          $ (13,500)      $ (13,500)         $ (19,308)      $ (19,308)

COMPREHENSIVE INCOME

The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income", which requires comprehensive income and its components to be presented in the financial statements. During 2003, the Company had other comprehensive income associated with the fair value of interest rate swap agreements. During 2002 and 2001, the Company had other comprehensive loss associated with the fair value of interest rate swaps.

NET LOSS PER COMMON SHARE

The Company calculates net loss per share under the provisions of the SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic loss per share is based on the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had options and

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

warrants to purchase 8,636,274, 8,756,357 and 8,010,087 shares outstanding at December 31, 2003, 2002 and 2001, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive. As the effect would be anti-dilutive, a reconciliation of basic and diluted earnings per share is not needed. Basic and diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common stockholders by the weighted average outstanding common shares for the period.

REVENUE RECOGNITION

Revenue from monthly recurring charges, enhanced features and usage is recognized in the period in which service is provided in accordance with GAAP and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Deferred revenue represents advance billings for services not yet provided. Such revenue is deferred and recognized in the period in which service is provided. The Company recognizes revenue from switched access and reciprocal compensation based on actual usage and applicable rates per minute of usage, adjusted for management's assessment of reasonable collectibility. Certain judgments and estimates in measuring revenue and assessing the reasonable assurance of collectibility, including regulatory interpretations and legal challenges, may affect the Company's results of operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a loss is recognized if the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

STOCK-BASED COMPENSATION

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company adopted the financial statement measurement and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", effective January 1, 2003. Under SFAS No. 123, on a prospective basis, the Company recognizes compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options. For stock options granted prior to December 31, 2002, the Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's stock option plans are more fully described in Note 13.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For stock options granted prior to December 31, 2002, the Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense been determined based on the fair value of the options at the grant dates for awards granted prior to December 31, 2002 consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                   2003        2002        2001
                                                                                   ----        ----        ----
      Net loss, as reported ..................................................  $(123,051)  $(479,459)  $(248,771)

      Stock-based employee compensation expense included in reported net loss,
      net of related tax effects .............................................        951       1,106       1,322
      Total stock-based employee compensation expense determined under fair
      value based method for all awards, net of related tax effects ..........     (1,756)    (13,515)    (11,088)
                                                                                ---------   ---------   ---------
      Additional expense .....................................................       (805)    (12,409)     (9,766)
                                                                                ---------   ---------   ---------
      Net loss pro forma .....................................................  $(123,856)  $(491,868)  $(258,537)
                                                                                =========   =========   =========

Net loss per share, basic and diluted:

                                         2003         2002         2001
                                         ----         ----         ----
      As reported .................    $  (2.75)    $ (11.50)    $  (7.23)
      Pro forma ...................    $  (2.77)    $ (11.77)    $  (7.48)

For purposes of the pro forma disclosure above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                      2003              2002             2001
                                                      ----              ----             ----
         Dividend yield.......................     0.00 percent      0.00 percent      0.00 percent
         Expected volatility..................   203.16 percent    215.07 percent    129.70 percent
         Risk-free interest rate..............     3.18 percent      4.92 percent      4.96 percent
         Expected life........................        6 years           7 years           7 years

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company adopted this standard on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard amends Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity commits to an exit plan. The standard also established the use of fair value for the measurement of exit liabilities. The standard is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company adopted this standard on January 1, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements as it will only impact the Company's future exit or disposal activities, if any.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard is effective for contracts entered into or modified after June 30, 2003. The Company adopted this standard on June 30, 2003. The adoption of this standard has not had a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company adopted this standard on July 1, 2003. Upon adoption, the Company reclassified its mandatorily redeemable preferred stock to long-term liabilities. The Company now recognizes dividends declared and accretion related to this preferred stock as a component of interest expense. Restatement of prior period classifications is not permitted upon adoption of SFAS No. 150.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position FIN 46R. The Company's adoption of FIN No. 46 did not have a material impact on its consolidated financial statements.

NOTE 4. GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced net losses applicable to common stockholders of $148.3 million, $524.1 million and $287.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, the Company had $16.2 million in cash and cash equivalents and has drawn down all available funding under its senior credit facility. The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2003, 2002 and 2001. The Company has a total stockholders' deficit of $645.0 million as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has an operating plan for the year ended December 31, 2004 (the "2004 plan"). The Company's viability is dependent upon its ability to continue to generate and grow positive cash flows from operating activities. For each of the three month periods ended September 30, 2003 and December 31, 2003, the Company generated positive cash flows from operating activities. Although not necessarily indicative of future cash flows from operating activities, these quarters were the first quarters during which the Company generated positive quarterly cash flows from operating activities. The success of the Company's business strategy necessitates obtaining and retaining a significant number of customers, generating significant and sustained growth in its cash flows from operating activities and managing its costs and capital expenditures to be able to meet its debt service obligations, including the repayment of principal beginning June 30, 2004.

The Company's revenue and costs are dependent upon some factors that are not entirely within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements and its ability to achieve its 2004 plan. If the Company is unable to achieve its 2004 plan objectives, the Company may need to raise additional capital or obtain a covenant modification from its lenders. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. There can be no assurance that the Company would be successful in raising additional capital or obtaining a covenant modification from its lenders, if needed, on favorable terms or at all. Failure to raise sufficient funds or modify the Company's covenants under these circumstances may affect its ability to continue to operate its business.

The Company's senior credit facility contains certain covenants that are customary for credit facilities of this nature. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004 and, commencing on September 30, 2004, require the Company to maintain certain leverage, fixed charges and interest coverage

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ratios as described in the senior credit facility. The Company's ability to comply with these covenants will primarily depend on its operating results, which are subject to the uncertainties described above. A breach in observance of any of these covenants, if unremedied in three business days, would cause an event of default under the senior credit facilities and an event of default under the Company's subordinated debt. An event of default would permit the Company's obligations under its senior credit facility and its subordinated debt to be declared to be immediately payable. If the lenders so accelerate the Company's obligations, then the Company can make no assurances that it would be able to obtain additional or substitute financing. An acceleration of the Company's obligations would have a material adverse effect on its business, financial condition and results of operations.

As of December 31, 2003, and from then through the date of filing of this report, the Company was and is in compliance with all covenants under its senior credit facility. However, it is reasonably likely, without covenant relief or modification or other action, that the Company will be in breach of one or more applicable covenants at some point during 2004. With respect to this situation, the Company intends to pursue a variety of matters including changes to its operating plans to enable the Company to remain in compliance, discussions with lenders to gain certain waivers or modifications regarding its covenants which will enable the Company to remain in compliance, and other possible actions and strategic alternatives. To help guide and facilitate this effort, the Company has engaged consultants to provide it with a broad range of financial advisory services. The Company can make no assurances that it will be successful in any or all of these efforts.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following (in thousands):

                                                             DECEMBER 31, 2003         DECEMBER 31, 2002
                                                             -----------------         -----------------
         Switch equipment............................           $     306,492             $     300,506
         Computer equipment and software.............                  61,161                    55,598
         Office furniture and equipment..............                  10,111                     9,950
         Leasehold improvement.......................                  23,253                    22,815
         IRUs........................................                  68,352                    67,548
         Assets held for use.........................                   5,849                     5,132
         Construction in progress....................                   4,338                     5,665
                                                                -------------             -------------
                Total property and equipment.........                 479,556                   467,214
         Less:  accumulated amortization on IRUs.....                  (8,896)                   (5,452)
                accumulated depreciation.............                (175,237)                 (125,051)
                                                                -------------             -------------
                Property and equipment, net..........           $     295,423             $     336,711
                                                                =============             =============

Capitalized labor included in property and equipment was $1.1 million, $3.3 million and $3.4 million during the years ended December 31, 2003, 2002 and 2001, respectively. Capitalized monthly recurring costs of collocations in property and equipment were not material during the periods presented. Capitalized interest costs associated with borrowings used to finance the construction of long-term assets were not material during the periods presented. Capitalized leases for IRUs and other equipment included in property and equipment amounted to $34.3 million and 33.5 million at December 31, 2003 and 2002, respectively.

Depreciation expense, including the amortization of IRUs, for the years ended December 31, 2003, 2002 and 2001, amounted to $53.9 million, $60.3 million, and $45.5 million, respectively.

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

During September 2002, the Company committed to a plan to exit its Ann Arbor and Lansing, Michigan market and to reduce reliance on certain collocation sites within other markets through network optimization initiatives as described in
Note 14 to the consolidated financial statements. In conjunction with the plan, the Company evaluated the related long-lived assets for impairment. The Company recorded an impairment charge of approximately $7.3 million for the value of unrecoverable leasehold improvements and other general equipment that was abandoned, which was reported in impairment loss on long-lived assets in the consolidated statement of operations.

The restructuring plan and related asset impairment also required the Company to evaluate for impairment its equipment held for use. It was determined that a portion of this equipment would not be used. The Company recorded an impairment charge of $4.0 million

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

related to this equipment that was abandoned which is reported in impairment loss on long-lived assets in the consolidated statement of operations.

NOTE 6. ACCOUNTING FOR INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The following schedule sets forth the major classes of intangible assets held by the Company (in thousands):

                                                          DECEMBER 31, 2003           DECEMBER 31, 2002
                                                          -----------------           -----------------
Amortized intangibles:

     Customer relationships..........................         $     53,635                $      53,635
     Deferred financing costs........................               29,815                       29,785

         Less: accumulated amortization
                  Customer relationships.............              (36,513)                     (25,787)
                  Deferred financing costs...........              (14,336)                     (10,154)
                                                              ------------                -------------

         Intangible assets, net .....................         $     32,601                $      47,479
                                                              ============                =============

Deferred financing costs are amortized to interest expense over the life of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense for customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods (in thousands):

         2004.....................................   $10,616
         2005.....................................     6,027
         2006.....................................       370
         2007.....................................       109

Amortization expense, excluding amortization of IRUs, was $10.8 million, $10.7 million and $43.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company ceased amortizing its goodwill as a result of the adoption of SFAS No. 142. A reconciliation of reported net income for the years ended December 31, 2003, 2002 and 2001 to reflect the adoption of SFAS No. 142 on January 1, 2002, is as follows (in thousands, except per share data):

                                                               2003          2002          2001
                                                               ----          ----          ----
      Net loss ..........................................    $(123,051)    $(479,459)    $(248,771)
         Goodwill amortization ..........................           --            --        33,010
                                                             ---------     ---------     ---------
      Adjusted net loss .................................     (123,051)     (479,459)     (215,761)
      Accretion and accrued dividends on preferred stock        25,201        44,662        38,257
                                                             ---------     ---------     ---------
      Adjusted net loss applicable to common stockholders    $(148,252)    $(524,121)    $(254,018)
                                                             =========     =========     =========

      Net loss per share, basic and diluted as reported .    $   (2.75)    $  (11.50)    $   (7.23)
      Goodwill amortization per share ...................           --            --          0.83
                                                             ---------     ---------     ---------
      Adjusted net loss per share, basic and diluted ....    $   (2.75)    $  (11.50)    $   (6.40)
                                                             =========     =========     =========

During the three-months ended June 30, 2002, the Company noted a significant adverse change in the business climate of the Company and the telecommunications industry in general. These circumstances required the Company to perform an interim goodwill impairment test. Based on the results of this test, the Company recorded an impairment charge of $283.0 million. The amount of the impairment charge was determined by utilizing a combination of market-based methods to estimate the fair value of the assets in accordance with SFAS No. 142. In addition, the Company recorded a $0.3 million charge to write-down the value of acquired customer relationships related to the Company's web hosting and design services in accordance with the provisions of SFAS No. 144. Both charges are reported in impairment loss on long-lived assets on the consolidated statement of operations.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of the changes in the Company's net goodwill by reporting unit at December 31, 2002 is as follows (in thousands):

                                                                Web Hosting
                                         Telecommunications      and Design            Total
                                         ------------------      ----------            -----
Balance at December 31, 2001 ......          $ 280,148           $   2,757           $ 282,905

Additions to goodwill .............                 79                  --                  79
Impairment charge .................           (280,227)             (2,757)           (282,984)
                                             ---------           ---------           ---------

Balance at December 31, 2002 ......          $      --           $      --           $      --
                                             =========           =========           =========

NOTE 7. OTHER ASSETS

Other assets consisted of the following (in thousands):

                                                      DECEMBER 31, 2003         DECEMBER 31, 2002
                                                      -----------------         -----------------
     Investment in Fibertech Networks, LLC.......         $     3,943             $       3,943
     Other assets, net...........................               1,153                       870
                                                          -----------             -------------
                                                          $     5,096             $       4,813
                                                          ===========             =============

The Company has a minority equity investment in Fibertech Networks, LLC ("Fibertech") which is accounted for using the cost method. The Company has no significant control over Fibertech. Fibertech designs, constructs and leases high performance fiber networks in second and third tier markets in the northeast and mid-atlantic regions of the United States. As a minority investor, the Company has the right to appoint one representative to Fibertech's board of managers and has a vote in determining the new markets in which Fibertech will develop and build local loops. The Company has a master facilities agreement with Fibertech that provides the Company with a 20-year IRU fiber, without electronics, in 13 of Choice One's market cities.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

                                                                    DECEMBER 31, 2003         DECEMBER 31, 2002
                                                                    -----------------         -----------------
                  Accrued network costs........................        $    19,438               $    33,936
                  Accrued payroll and payroll
                      related benefits.........................              4,354                     2,883
                  Accrued collocation costs....................              2,986                     5,723
                  Accrued interest.............................              1,062                     1,222
                  Accrued restructuring costs..................                761                     1,695
                  Deferred revenue.............................              5,381                     4,990
                  Other........................................              8,645                     7,932
                                                                       -----------               -----------
                                                                       $    42,627               $    58,381
                                                                       ===========               ===========

During the fourth quarter of 2002, the Company determined that a portion of the revenue related to billings for monthly recurring line charges and calling features ("MRCs") should have been deferred at the end of previous quarterly and annual reporting periods. However, the Company also determined that the effect of not previously deferring a portion of theses revenues was not material to any previous annual consolidated results of operations or financial position, and therefore previously issued consolidated financial statements have not been restated. The impact is similarly not material to results of operations for the year ended December 31, 2002. Consequently, the Company recorded an adjustment of $4.6 million in the fourth quarter of 2002 to establish deferred revenue for the cumulative amount of MRC billings that were recognized for periods preceding the fourth quarter of 2002 that relate to services rendered in the fourth quarter of 2002. The effect of this adjustment was to reduce reported revenues for the fourth quarter and full fiscal year of 2002 by $4.6 million, and to increase operating loss and net loss by the same amount and for the same periods. The effect of this adjustment on a per share basis is $0.09 and $0.10 for the fourth quarter and full fiscal year of 2002, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 9. LONG-TERM DEBT

Long-term debt outstanding consists of the following (in thousands):

                                                                   DECEMBER 31, 2003         DECEMBER 31, 2002
                                                                   -----------------         -----------------
         Senior credit facility:
             Term A loan....................................           $   125,000             $    125,000
             Term B loan....................................               125,000                  125,000
             Term C loan....................................                45,224                   41,389
             Term D loan....................................                 4,375                      875
             Revolver.......................................               100,000                  100,000
         Subordinated notes.................................               232,377                  203,677
                                                                       -----------             ------------
                  Total debt................................               631,976                  595,941
                     Less: current portion..................                12,220                       --
                                                                       -----------             ------------
                  Long-term debt, net of current portion....           $   619,756             $    595,941
                                                                       ===========             ============

Included in the subordinated notes is a discount on the notes of $2.2 million and $2.8 million as of December 31, 2003 and 2002, respectively. Included in the Term C loan is a discount of $3.6 million and $4.1 million, and payable in-kind ("PIK") interest which accreted to principal of $4.3 million and $1.0 million as of December 31, 2003 and 2002, respectively.

The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the years ended December 31, 2003, 2002, and 2001, $0.6 million, $0.5 million and $0.1 million of the discount was amortized, respectively. The discount on the Term C loan is being amortized over its seven and one-half year term. For the years ended December 31, 2003 and 2002, $0.5 million and $0.2 million of the discount was amortized, respectively.

Maturities of long-term debt (excluding unamortized discount and including PIK interest) are as follows for the years ending December 31 (in thousands):

        2004..........................................     $    12,220
        2005..........................................          32,231
        2006..........................................          60,356
        2007..........................................          68,794
        2008..........................................         118,674
        Thereafter....................................         345,482
                                                           -----------
          Total debt..................................         637,757
              Less: discount on long-term debt........           5,781
                                                           -----------
          Long-term debt, net of discount.............     $   631,976
                                                           ===========

The Company's Third Amended and Restated Credit Agreement ("Credit Agreement") provides the Company with the following borrowing limits, maturities and interest rates (in thousands):

                                PRINCIPAL
                                  AMOUNT          MATURITY                INTEREST RATE OPTIONS              INTEREST TERMS
                                  ------          --------                ---------------------              --------------
Revolving credit facility.....  $ 100,000        July 31, 2008       LIBOR + 4.00% or Base Rate+3.00%*    Payable monthly
Term A loan - multiple draw...    125,000        July 31, 2008       LIBOR + 4.00% or Base Rate+3.00%*    Payable monthly
Term B loan...................    125,000     January 31, 2009       LIBOR + 4.75% or Base Rate+3.75%     Payable monthly
Term C loan...................     44,500       March 31, 2009       LIBOR + 5.75% or Base Rate+4.75%     Accrues to principal**
Term D loan...................      4,375     January 31, 2009       LIBOR + 4.00% or Base Rate+3.00%*    Payable monthly

 * -The applicable margin is determined by a grid tied to the Company's leverage ratio. Initially, the applicable margin is 4.0% if the LIBOR rate is used, or 3.0% if the Base Rate is used.

** -Interest on the Term C loan accrues to principal through March 31, 2004, and thereafter is payable monthly.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004, impose limits on its capital expenditures that vary annually, and require it to maintain certain leverage, fixed charges and interest coverage ratios as described in the Credit Agreement. A default in observance of these covenants, if unremedied in three

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) business days, could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately. The Company was in compliance with all covenants under the Credit Agreement for the year ended December 31, 2003.

The aggregate commitment under the Credit Agreement is reduced as follows:

      -     For the revolving credit and Term A facilities:

                                               PERCENTAGE                TOTAL
                                                REDUCTION              PERCENTAGE
            QUARTERS ENDING                    PER QUARTER             REDUCTION
            ---------------                    -----------             ---------
            6/30/2004 through 9/30/2004           1.25%                    2.5%
            12/31/2004 through 9/30/2005          2.50%                   10.0%
            12/31/2005 through 9/30/2006          6.25%                   25.0%
            12/31/2006 through 6/30/2008          7.50%                   52.5%
            Maturity date                           N/A                   10.0%
                                                                        ------
                                                                         100.0%

      -     For the Term B and Term D loan facilities:

                                                PERCENTAGE                TOTAL
                                                 REDUCTION              PERCENTAGE
             QUARTERS ENDING                    PER QUARTER             REDUCTION
             ---------------                    -----------             ---------
             06/30/2004 through 9/30/2008          0.25%                    4.5%
             12/30/2008                           47.50%                   47.5%
             Maturity date                           N/A                   48.0%
                                                                         ------
                                                                          100.0%

      - All principal and deferred interest on the Term C loan is due at maturity on March 31, 2009.

As of December 31, 2003, the maximum borrowings under the Term A loan, Term B loan, Term C loan, Term D loan, revolver loan and the subordinated notes were all outstanding. At December 31, 2003, $278.2 million of the outstanding borrowings was variable rate debt and $355.4 million of the outstanding borrowings was fixed rate debt, including variable rate debt fixed by the interest rate swap agreement. The weighted average floating interest rate and the weighted average fixed swapped interest rate at December 31, 2003 were 5.49% and 11.68%, respectively.

As of December 31, 2003, the Company had principal borrowings of $230.4 million in subordinated notes, excluding the discount of $2.2 million and PIK interest of $4.2 million that accrued but has not accreted to principal. Interest on the subordinated notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter, interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. During 2003, $27.6 million in PIK interest accreted to principal. The subordinated notes mature on November 9, 2010.

On September 13, 2002, the Company completed new debt financing of $48.9 million, a waiver of the default of the revenue covenant at June 30, 2002 from its lending institutions, and an amendment to the Company's existing senior credit facility. Morgan Stanley Capital Partners and the lenders of the Company's subordinated notes provided the Company with a $44.5 million senior secured term loan facility (the Term C loan). Additionally, certain of the Company's existing senior lenders made available a separate term loan facility of $4.4 million (the Term D loan) to be drawn in five equal quarterly installments commencing on December 31, 2002 and ending on December 31, 2003, and maturing on January 31, 2009.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As discussed in Note 5, the Company maintains capital leases related to IRUs and other equipment. The future minimum payments under the leases as of December 31, 2003 are as follows (in thousands):

                        YEAR ENDING DECEMBER 31,               TOTAL PAYMENTS
                        ------------------------               --------------
           2004............................................      $     3,307
           2005............................................            3,240
           2006............................................            3,242
           2007............................................            3,244
           2008............................................            3,247
           Thereafter......................................           43,836
                                                                 -----------
              Total minimum lease payments.................           60,116
                Less: amounts representing interest........           27,117
                Less: current portion of capital leases....              962
                                                                 -----------
              Long-term portion of capital leases..........      $    32,037
                                                                 ===========

NOTE 10. DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. This agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or income. The Company designates these interest rate swap agreements as cash flow hedges. The fair value of the interest rate swap agreements designated and effective as a cash flow hedging instrument is included in accumulated other comprehensive loss. Credit risk associated with counterparty performance is mitigated by using major financial institutions with high credit ratings.

At December 31, 2003, the Company had an interest rate swap agreement with a notional principal amount of $125.0 million expiring in February 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. Approximately 31% of the underlying facility debt is being hedged with the interest rate swap. The Company also had an interest rate swap agreement with a notional principal amount of $62.5 million that expired in May 2003. The fair value of the interest rate swap agreement was $13.5 million and $19.3 million as of December 31, 2003 and 2002, respectively. The fair value of the interest rate swap agreements is estimated based on quotes from brokers and represents the estimated amount that the Company would expect to pay to terminate the interest rate swap agreements at the reporting date.

The fair value of the interest rate swap agreements is included in accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreements is the only component of other comprehensive loss. Comprehensive loss was $117.2 million, $485.3 million and $262.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 11. REDEEMABLE PREFERRED STOCK

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

Also in March 2002, the Company declared the dividends due on its redeemable Series A preferred stock through March 31, 2002 and issued such dividends in the form of 51,588 shares of redeemable Series A preferred stock. These 51,588 shares of redeemable Series A preferred stock and 8,412 additional shares of redeemable Series A preferred stock aggregate to the 60,000 shares of Series A preferred stock for which the Company received the waiver as described above. The relative fair value of the non-redeemable Series A preferred stock was included in stockholders' equity until the Company terminated the waiver in September 2002, and the relative fair value of the related warrants was included in additional paid-in capital.

Accretion of preferred stock was $11.3 million, $8.8 million and $7.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accretion of preferred stock represents the value of stock warrants that are a component of the preferred stock, and is accreted over the life of the warrants. Dividends on preferred stock of $68.5 million and $27.4 million were accrued at December 31, 2003 and 2002, respectively.

On July 1, 2003, the Company adopted SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Upon adoption, the Company reclassified its mandatorily redeemable preferred stock, previously given mezzanine presentation, to long-term liabilities. The Company now recognizes dividends declared and accretion related to this preferred stock as a component of interest expense. Restatement of prior period classifications is not permitted upon adoption of the standard.

NOTE 12. STOCKHOLDERS' EQUITY

In February 2000, upon the consummation of the Company's initial public offering, the Company was required by GAAP to record the increase (based upon the valuation of the common stock implied by the initial public offering) in the assets of Choice One LLC allocated to management as a $119.9 million increase in additional paid-in capital, with a corresponding increase in non-cash deferred

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

compensation. The Company was required to record $62.4 million as an initial non-cash, nonrecurring charge to operating expense and the remaining $57.5 million was recorded as a deferred management ownership allocation charge. The Company amortized $10.9 million, and $24.0 million of the deferred charge during the years ended December 31, 2002 and 2001, respectively. The management ownership allocation charge was fully amortized at December 31, 2002.

As the estimated fair value of the Company had exceeded the price at which ownership units of Choice One LLC had been sold to management employees since the formation of the Company and prior to the initial public offering, the Company recognized deferred compensation of $4.4 million as of December 31, 1999, of which $0.3 million and $0.9 million had been amortized to expense during the years ended December 31, 2002 and 2001, respectively. The deferred compensation was fully amortized at December 31, 2002.

In connection with the issuance of its Series A preferred stock in August 2000, the Company issued warrants to the holders of the Series A preferred stock. The warrants to purchase 1,747,454 shares of the Company's common stock are exercisable in whole or in part at any time. The warrant exercise price is $0.01 per share of common stock. Pursuant to the anti-dilution provisions of these warrants, triggered by the issuance of new warrants to the Company's lenders in September 2002, the holders are now entitled to purchase, upon exercise, an additional 259,735 shares of the Company's common stock. The exercise price for all 2,007,189 of these warrants is $0.01 per share. The warrants will expire on August 1, 2012. Refer to Note 11 for a description of the additional warrants issued in March 2002 to the Series A preferred stock holders.

In consideration for the loans extended to the Company under the Credit Agreement and the other amendments and waivers effected pursuant to the Credit Agreement and the Bridge Agreement Amendment in September 2002, the Company issued warrants to purchase shares of the Company's common stock to the lenders under the Term C loan facility. These warrants are exercisable for up to 10,596,137 shares of common stock, representing 20% of the issued and outstanding common stock of the Company on September 13, 2002, on a fully diluted basis after giving effect to the issuance of the new warrants. These warrants may be exercised until September 13, 2007 at an exercise price of $0.01 per share. Of these, warrants to purchase 7,944,700 shares of common stock are immediately exercisable. Warrants to purchase 2,651,437 shares of common stock issued to those lenders under the Term C loan facility who are also lenders under the Bridge Agreement Amendment will not become exercisable prior to September 13, 2004. If the Company satisfies its outstanding obligations under the Bridge Agreement Amendment in full, including payment of accrued and unpaid interest, prior to September 13, 2004, the warrants to purchase 2,651,437 shares of common stock will expire; otherwise they will become exercisable on September 13, 2004.

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

The relative fair value of the warrants issued in consideration for the loans extended on September 13, 2002, was $4.3 million and is included in additional paid-in capital. All of these newly issued warrants are entitled to anti-dilution protection and the warrant holders have been granted rights with respect to the registration of the shares issuable upon exercise thereof under the Securities Act of 1933. The anti-dilution protection includes provisions that will increase the number of shares of common stock issuable upon exercise of the warrants under certain circumstances such as a subsequent below market issuance of common stock (or warrants to purchase common stock), a stock split, recapitalization or similar event. The issuance of the new warrants to the Company's lenders as described above triggered the anti-dilution provisions in the Company's previously issued warrants. As a result of the issuance of the new warrants on September 13, 2002, the number of shares of common stock issuable upon exercise of these previously issued outstanding warrants increased by 595,430 shares, resulting in potential dilution to the Company's existing stockholders in addition to the potential dilution resulting from the issuance of the new warrants to the Company's lenders. The previously issued outstanding warrants were increased as described elsewhere in the notes to the consolidated financial statements.

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

In connection with the acquisition of US Xchange in August 2000, the Company issued 535,296 restricted shares to the employees of US Xchange. The restricted shares vested over two years at a rate of 50% per annum. Deferred compensation related to the issuance of the restricted shares for $14.8 million was recorded to stockholders' equity, of which $3.6 million and $6.3 million was amortized during the years ended December 31, 2002, and 2001, respectively. The deferred compensation related to the issuance of the restricted shares was fully amortized at December 31, 2002. Since the acquisition date, the Company also reacquired certain of these restricted shares from employees who have terminated their employment with the Company. These shares are classified as treasury stock in the accompanying financial statements.

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

The agreements and terms of the Series A senior cumulative redeemable preferred stock prohibit the Company from paying dividends on its common stock. The agreements and terms of the subordinated notes prohibit the Company from paying dividends on its common stock in cash. The agreements and terms of the Credit Agreement prohibit the Company from paying dividends on its Series A senior cumulative redeemable preferred stock in cash.

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

NOTE 13. STOCK OPTION PLANS

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

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $0.26, $3.20 and $6.34, respectively.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following is a summary of the activity in the Company's plans during the years ended December 31, 2003, 2002, and 2001:

                                           2003                            2002                            2001
                                           ----                            ----                            ----
                                                WEIGHTED AVG.                   WEIGHTED AVG.                    WEIGHTED AVG.
                                   SHARES      EXERCISE PRICE      SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                   ------      --------------      ------       --------------      ------       --------------
Options outstanding,
     beginning of year ..        6,059,563        $  11.89        4,372,339        $   9.82        2,643,806        $  15.52
Options granted .........        5,399,971            0.27        2,667,586            3.21        2,474,994            6.84
Options exercised .......         (100,473)           0.27               --              --          (20,056)           5.36
Options exchanged .......       (4,119,524)           8.15               --              --               --              --
Options forfeited .......       (1,300,057)           9.01         (980,362)           8.04         (726,405)          12.73
                               -----------                       ----------                       ----------
Options outstanding,
     end of year ........        5,939,480            1.50        6,059,563            8.09        4,372,339            9.82
                               ===========                       ==========                       ==========

Options exercisable .....        1,880,515            3.38        1,889,595           11.89          713,891           12.54

The weighted-average remaining contractual life of options outstanding was 9.1 years, with exercise prices ranging from $0.16 to $40.81, as of December 31, 2003. None of the options expired during 2003, 2002 and 2001 respectively.

Options outstanding as of December 31, 2003 consisted of the following:

                                      OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                      -------------------                                 -------------------
                                          WEIGHTED-AVG.        WEIGHTED-AVERAGE                          WEIGHTED-AVERAGE
      RANGE OF                              REMAINING         EXERCISE PRICE PER                        EXERCISE PRICE PER
   EXERCISE PRICES    NUMBER OF SHARES   CONTRACTUAL LIFE            SHARE         NUMBER OF SHARES            SHARE
   ---------------    ----------------   ----------------            -----         ----------------            -----
  $ 0.16 to $ 0.30        4,854,685           9.4 years             $  0.27            1,294,465              $  0.26
    0.32 to   0.37          235,875           9.3                      0.33               10,700                 0.36
    0.89 to   1.34           61,975           8.4                      0.93               23,292                 0.94
    1.63 to   2.40          117,725           8.1                      1.79               41,625                 1.74
    2.54 to   3.50          158,912           7.6                      3.38               78,020                 3.30
    4.00 to   5.52           22,502           6.8                      4.96               15,002                 4.72
    6.19 to   7.52          238,896           7.2                      6.39              220,008                 6.38
    9.31 to  12.19           61,099           6.8                     10.87               44,249                11.07
   14.48 to  20.00          105,732           6.5                     17.61               77,926                17.71
   28.25 to  40.81           82,079           6.5                     30.92               75,228                30.75
                          ---------                                                    ---------
  $ 0.16 to $40.81        5,939,480           9.1 years             $  1.50            1,880,515              $  3.38
                          =========                                                    =========

As the estimated fair market value of the Company's stock exceeded the exercise price of certain options granted prior to the Company's initial public offering in February 2000, the Company has recognized non-cash deferred compensation expense of $0.2 million, $1.1 million, and $1.3 million during the years ended December 31, 2003, 2002 and 2001, respectively. The non-cash deferred compensation is amortized to expense over the vesting period of the options, and will be fully amortized in January 2004.

In November 2002, the Company approved a voluntary stock option exchange program for eligible employee option holders under the 1998 Plan. Options granted on or before January 2, 2002 were eligible for the exchange program, except for performance-based options granted on January 1, 2002. To participate in the exchange program, employees must have been continually employed by the Company throughout the tender offer period and until the grant of new options. Employee participation in the program was strictly voluntary and options issued under the Company's 1999 Plan were excluded from the stock option exchange program. The number of new options issued varied depending on the exercise price of the options tendered according to the following exchange ratios:

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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The tender offer period commenced on December 19, 2002, with 4,482,021 options eligible for exchange, and was completed on January 21, 2003. Pursuant to the terms of the tender offer, the outstanding options properly tendered for exchange by employees was 4,119,524, or approximately 92% of the outstanding options eligible for exchange. On January 21, 2003, the Company granted to those eligible employees new options to purchase 2,582,986 shares of common stock with an exercise price of $0.26 per share. All tendered options that were fully vested on January 21, 2003 were replaced with new options that were also fully vested. For tendered options that had not yet vested, the vesting schedule for replacement options was extended by one year.

NOTE 14. RESTRUCTURING COSTS

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

On October 9, 2002, the Company notified its customers in the communities of Ann Arbor and Lansing, Michigan that the Company would be ceasing its operations in that market. The Company stopped selling services to new clients in this market and notified existing customers of the decision and the approximate time remaining until services were terminated, which was in December 2002. The Company has redeployed certain equipment from this market to other markets to optimize its network assets. Revenue and operating results of the Ann Arbor and Lansing, Michigan market were not significant to the Company's consolidated results of operations.

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

At December 31, 2003, approximately $1.3 million of the total restructuring costs recognized had been paid to date, $0.6 million related to employee termination benefits, $0.4 million related to lease obligations, and $0.3 million related to network facility costs. It is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.6 million that extend beyond one year and are included in other long-term liabilities.

The following table highlights the cumulative restructuring activities through December 31, 2003 (in thousands):


                                                       TERMINATION         LEASE           NETWORK
                                                         BENEFITS       OBLIGATIONS     FACILITY COSTS        TOTAL
                                                         --------       -----------     --------------        -----
Initial restructuring charge ......................    $        559     $      3,440     $      1,283     $      5,282
Payment of benefits and other obligations .........            (537)             (24)              --             (561)
                                                       ------------     ------------     ------------     ------------
Balance at December 31, 2002 ......................              22            3,416            1,283            4,721
Payment of benefits and other obligations .........             (72)            (384)            (332)            (788)
Adjustments due to plan modifications .............              50               --             (585)            (535)
                                                       ------------     ------------     ------------     ------------

Balance at December 31, 2003.......................    $         --     $      3,032     $        366     $      3,398
                                                       ============     ============     ============     ============

NOTE 15. INCOME TAXES

The Company had approximately $598.1 million and $496.1 million of net operating loss carryforwards for federal income tax purposes at December 31, 2003 and 2002, respectively. The net operating loss carryforwards will begin to expire in 2020, if not

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

previously utilized. Application of Internal Revenue Code section 382 may limit the utilization of the net operating loss carryforwards. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2003 and 2002 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management believes it is more likely than not that the net deferred tax assets will be realized. Any reductions in the valuation allowance will reduce future income tax provisions.

The deferred tax asset is comprised of the following at December 31 (in thousands):

                                                     2003          2002
                                                     ----          ----
      Intangible assets ......................    $ (12,859)    $ (18,320)
      Accelerated depreciation ...............      (34,223)      (24,268)
      Start-up and other capitalized costs ...          270           835
      Capital leases .........................       13,312        14,550
      Subordinated debt deferred interest ....       22,500        11,257
      Restructuring charges ..................        1,359         1,888
      Net operating loss carryforwards .......      203,354       168,676
      Accounts receivable reserve ............        1,216         5,433
      Miscellaneous ..........................           95            82
                                                  ---------     ---------
           Gross deferred tax asset ..........      195,024       160,133
      Less: valuation allowance ..............     (195,024)     (160,133)
                                                  ---------     ---------
           Net deferred tax asset ............    $      --     $      --
                                                  =========     =========

Under existing tax law, all operating expenses incurred prior to a company commencing its principal operations are capitalized and amortized over a 60-month period for tax purposes.

The Company had no income tax expense for the years ended December 31, 2003, 2002 and 2001. Income tax expense differed from the statutory U.S. federal income tax rate of 34% as a result of the following (in thousands):

                                                                2003          2002          2001
                                                                ----          ----          ----
      Tax benefit at statutory  rate .....................    $(51,888)    $(183,442)    $(100,460)
      Change in valuation allowance ......................      34,891        65,896        64,580
      Impairment of goodwill .............................          --        99,138            --
      Accretion and accrued dividends on preferred stock .      18,360        15,632        13,390
      Deferred compensation ..............................         333         5,588        11,348
      Amortization on goodwill ...........................          --            --        12,372
      Other ..............................................      (1,696)       (2,812)       (1,230)
                                                              --------     ---------     ---------
                                                              $     --     $      --     $      --
                                                              ========     =========     =========

NOTE 16. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Supplemental disclosures of cash flow information (in thousands):      2003       2002       2001
                                                                       ----       ----       ----
    Interest paid ...............................................    $29,838    $32,402    $53,072
    Capital lease obligations for IRUs ..........................    $ 1,024    $19,966    $10,972
    Capital lease obligations for other equipment ...............    $    --    $   220    $    --
    Issuance of common stock for employer 401(k) contribution ...    $   410    $   677    $    --

In December 2001, the Company acquired certain network assets from FairPoint through the issuance of 2,500,000 shares of common stock in the amount of $8.8 million, based on the stock price on the closing date. In addition, as part of the transaction, the Company purchased the retail accounts receivable of FairPoint. The total cash consideration for the transaction was $5.7 million. The transaction was completed in May 2002, with the issuance of an additional 1,000,000 shares of common stock in the amount of $1.8 million, based on the stock price on that date.

NOTE 17. RELATED PARTIES

The Company maintains a master facilities agreement with Fibertech, a company that designs, constructs and leases high performance fiber networks in second and third tier markets in the Northeast and Mid-Atlantic regions of the United States. The agreement provides the Company with a 20-year IRU for fiber, without electronics, in 13 of Choice One's market cities. As of and for the years

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ended December 31, 2003 and 2002, the amount paid to Fibertech was $0.7 million and $0.3 million, respectively. At December 31, 2003 and 2002, the amount owed to Fibertech was $31.4 million and $30.6 million, respectively. The amount owed to Fibertech, as stated, is the present value of the future minimum lease payments.

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

The Company also maintains a fiber optic and grant of indefeasible right to use agreement with RVP Fiber L.L.C. The 20-year IRU was acquired as part of the acquisition of US Xchange. A shareholder of RVP Fiber L.L.C. is also a shareholder of the Company, and has the right to appoint one representative to the board of directors of the Company pursuant to the merger agreement with US Xchange.

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

NOTE 18. COMMITMENTS AND CONTINGENCIES

LITIGATION

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described below, the Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

On November 20, 2001, the Company and three of its officers were named in a complaint filed in the United States District Court of the Southern District of New York on behalf of a class of persons consisting of certain purchasers of the Company's common stock in its initial public offering which was completed on February 23, 2000. The complaint seeks damages based on allegations that the Company's Registration Statement and Prospectus relating to the offering contained material misstatements and/or omissions regarding the compensation received by the underwriters of the offering and certain transactions engaged in by the underwriters. This case, which has been consolidated with more than 300 other cases against other companies involving similar allegations, also names six underwriters of the Company's offering and the offerings of other issuers, and alleges that the underwriters engaged in a pattern of conduct to extract inflated commissions in excess of the amounts disclosed in offering materials and manipulated the post-offering markets in connection with hundreds of offerings by engaging in stabilizing transactions and issuing misleading and fraudulent analyst and research reports. The complaint alleges that the Company is strictly liable under Section 11 of the Securities Act of 1933 because Item 508 of Regulation S-K allegedly required the disclosure of commissions to be paid to underwriters and of stabilizing transactions, and that the Company and its officers acted with scienter, or recklessness, in failing to disclose these facts, in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The claims against the individual defendants were dismissed without prejudice, by an agreement with the plaintiffs. After the court denied motions to dismiss the cases, the parties entered into a mediation which has resulted in the execution of a Memorandum of Understanding by the Company and approximately 300 other issuers who are the subject of similar litigation. The settlement contemplated by the Memorandum of Understanding will not involve any payments by the Company and would terminate only the claims by the plaintiffs against issuers. The claims against the underwriters will continue, and the Company will be required to participate in limited discovery related to those claims. It is expected that a Settlement Agreement formalizing the terms of the settlement will be signed within the next 90 days and the processes to finalize the settlement, including the certification of a class and obtaining court approval of the settlement, will continue through at least the end of the year. There are a number of conditions to the finalization of the settlement and it is not presently possible to predict whether

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

all of those conditions will be satisfied.

OPERATING LEASE AGREEMENTS

The Company leases office space and certain other equipment under various operating leases. The majority of these leases expire through 2011, with less than 1% expiring through 2019. The minimum aggregate payments under noncancelable leases are as follows for the years ending December 31 (in thousands):

          2004........................................      $    7,926
          2005........................................           7,183
          2006........................................           6,832
          2007........................................           6,709
          2008........................................           6,227
          Thereafter..................................           5,823
                                                            ----------
                                                            $   40,700
                                                            ==========

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $7.1 million, $8.1 million and $7.7 million, respectively.

401(k) PLAN

The Company provides a defined contribution 401(k) plan to substantially all of its employees meeting certain service and eligibility requirements. The Company makes a monthly matching contribution equal to 50 percent of the employees' contributions up to a maximum of 6 percent of their eligible compensation. The matching contribution vests 20% per year beginning after the first year of employment. The matching contribution may be made in cash or common stock, at the Company's option. In December 2001, 3,000,000 shares of common stock were authorized for use in the 401(k) plan. As of December 31, 2003, 2,688,996 shares of common stock had been issued in the 401(k) plan as matching contributions. Matching contributions were approximately $1.0 million, $1.8 million and $1.3 million during the years ended December 31, 2003, 2002 and 2001, respectively.

ANNUAL INCENTIVE PLAN

All full-time noncommissioned Choice One employees are eligible to participate in the Company's bonus program. The total amount included in operations for incentive bonuses was approximately $1.2 million, $0.1 million and $1.5 million during the years ended December 31, 2003, 2002 and 2001, respectively.

OTHER AGREEMENTS

The Company maintains sponsorship agreements with a number of professional sports teams, including the Buffalo Bills, New England Patriots, Pittsburgh Steelers and Green Bay Packers. Under these agreements, the Company obtains certain marketing and signage rights and becomes the exclusive telecommunications provider for these teams. For the marketing and signage rights, the Company commits to payments under varying terms of the individual agreements. The following table summarizes the annual commitments under these agreements for the years shown as of December 31, 2003 (in thousands):

                                        2004     2005       2006      2007      2008     TOTAL
                                        ----     ----       ----      ----      ----     -----
Total commitments...................  $ 1,215   $  878     $  421    $  335    $  170   $ 3,019

Payments under these sponsorship agreements are expensed on a straight-line method over the life of each agreement.

The Company maintains a master facilities agreement with Fibertech. The agreement includes preferred pricing for the first five years of the agreement. The Company has committed to four fibers in each cable in 13 cities. The Company's commitment could be up to $74.4 million over the 20-year term of the agreement, subject to certain performance criteria and price reductions in accordance with the agreement.

The Company maintains agreements with WilTel Communications Group ("WilTel") and Global Crossing ("Global") for network access. These agreements require minimum commitments on the part of the Company. The agreement with WilTel is for a term of 42 months, expiring in February 2006, and requires a minimum monthly commitment that totals $0.7 million per year. The agreement with Global is for a term of approximately 2 years, expiring in December 2004, and requires a minimum monthly commitment that totals $1.8 million per year.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
2003
Revenue ..................................    $     80,100     $     82,189     $     80,822     $     79,780
Loss from operations .....................          (9,890)          (7,028)          (5,272)          (6,981)
Net loss applicable to common stockholders         (38,619)         (36,621)         (35,228)         (37,784)
Basic and diluted net loss per share .....    $      (0.72)    $      (0.68)    $      (0.65)    $      (0.70)

2002
Revenue ..................................    $     70,595     $     73,191     $     74,439     $     72,554
Loss from operations .....................         (33,205)        (324,114)         (39,352)         (21,616)
Net loss applicable to common stockholders         (57,809)        (349,828)         (65,957)         (50,527)
Basic and diluted net loss per share .....    $      (1.37)    $      (8.17)    $      (1.47)    $      (0.97)

2001
Revenue ..................................    $     34,850     $     41,751     $     48,792     $     56,205
Loss from operations .....................         (52,681)         (52,093)         (47,947)         (44,844)
Net loss applicable to common stockholders         (74,068)         (74,010)         (70,601)         (68,349)
Basic and diluted net loss per share .....    $      (1.96)    $      (1.87)    $      (1.78)    $      (1.71)

As described in Note 8, the Company recorded an adjustment of $4.6 million ($0.09 on a per share basis) in the fourth quarter of fiscal 2002 relating to previously recorded revenue which should have been deferred. The impact of not previously deferring revenue was immaterial to prior quarterly periods for 2002 and 2001.

                         CHOICE ONE COMMUNICATIONS INC.

                 SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS

                             (AMOUNTS IN THOUSANDS)

                                                              ADDITIONS
                                                                      Charged
                                     January 1,      Charged to     (credited) to                   December 31,
                                        2003          expense      other accounts    Deductions         2003
                                    ------------    ------------   --------------   ------------    ------------
Allowance for doubtful accounts     $     13,583    $      3,349    $        334    $     14,225    $      3,041
Deferred tax valuation allowance    $    160,133    $     34,891    $         --    $         --    $    195,024
Restructuring costs ............    $      4,721    $         --    $       (535)   $        788    $      3,398

                                                               ADDITIONS
                                     January 1,      Charged to      Charged to                     December 31,
                                        2002           expense     other accounts    Deductions         2002
                                    ------------    ------------   --------------   ------------    ------------
Allowance for doubtful accounts     $      3,289    $     18,747    $        646    $      9,099    $     13,583
Deferred tax valuation allowance    $    108,429    $     51,704    $         --    $         --    $    160,133
Restructuring costs ............    $         --    $      5,282    $         --    $        561    $      4,721

                                                                ADDITIONS
                                     January 1,      Charged to      Charged to                     December 31,
                                        2001           expense     other accounts    Deductions         2001
                                    ------------    ------------   --------------   ------------    ------------
Allowance for doubtful accounts     $      2,372    $      2,756    $      1,133    $      2,952    $      3,289
Deferred tax valuation allowance    $     43,849    $     64,580    $         --    $         --    $    108,429

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2004

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

                    Name                                      Title                               Date
                    ----                                      -----                               ----
                                              Chairman, President and Chief                  March 30, 2004
        /s/ Steve M. Dubnik                   Executive Officer (Principal
        ---------------------------           Executive Officer)
              Steve M. Dubnik
                                                                                             March 30, 2004
                                              Executive Vice President and Chief
        /s/ Ajay Sabherwal                    Financial Officer (Principal
        ---------------------------           Financial and Accounting Officer)
               Ajay Sabherwal

        /s/  John B. Ehrenkranz                             Director                         March 30, 2004
        ---------------------------
             John B. Ehrenkranz

        /s/  Howard Hoffen                                  Director                         March 30, 2004
        ---------------------------
               Howard Hoffen

        /s/  Leigh Abramson                                 Director                         March 30, 2004
        ---------------------------
               Leigh Abramson

        /s/ Louis L. Massaro                                Director                         March 30, 2004
        ---------------------------
              Louis L. Massaro

        /s/ Emil D. Duda
        ---------------------------
                Emil D. Duda                                Director                         March 30, 2004

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

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
      4.6        Amendment No. 5 dated as of November 9, 2001 to       Incorporated by reference from Exhibit 10.22
                 Registration Rights Agreement dated as of July 8,     to the Company's 10-K filed on April 1, 2002
                 1998, among Choice One Communications Inc., the
                 Investor Holders and the Management Holders

      4.7        Amendment No. 6 dated as of May 22, 2002 to           Incorporated by reference from Exhibit 10.23
                 Registration Rights Agreement dated as of July 8,     to the Company's 10-Q filed on August 14,
                 2002 among Choice One Communications Inc., the        2002
                 Investor Holders and the Management Holders.

      4.8        Amendment No. 7 dated as of September 13, 2002 to     Incorporated by reference from Exhibit 4.2
                 Registration Rights Agreement dated as of July 18,    to the Company's 8-K filed on September 27,
                 1998, among Choice One Communications Inc., the       2002
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

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     4.17        Form of Warrant for the Purchase of Shares of         Incorporated by reference from Exhibit 10.45
                 Common Stock of Choice One Communications Inc.        to the Company's 10-Q filed on May 15, 2002.
                 (warrant to purchase a number of shares in
                 accordance with the definition of warrant share
                 amount)

     4.18        Form of Warrant for the Purchase of Shares Of         Incorporated by reference from Exhibit 4.3
                 Common Stock Of Choice One Communications Inc.        to the Company's 8-K filed on September 27,
                 (warrant to purchase a number of shares in            2002
                 accordance with the definition of Warrant Share
                 Amount) dated September 13, 2002

     4.19        Form of Warrant for the Purchase of Shares Of         Incorporated by reference from Exhibit 4.4
                 Common Stock Of Choice One Communications Inc.        to the Company's 8-K filed on September 27,
                 dated September 13, 2002                              2002

     4.20        Form of Warrant for the Purchase of Shares Of         Incorporated by reference from Exhibit 4.5
                 Common Stock Of Choice One Communications Inc.        to the Company's 8-K filed on September 27,
                 (warrant to purchase a number of shares in            2002
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


                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
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

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.13       Amendment No. 9 dated as of March 13, 2001 to         Incorporated by reference from Exhibit 10.12
                 Transaction Agreement, dated as of July 8, 1998,      to the Company's 10-Q filed on August 14,
                 among Choice One Communications Inc., Choice One      2001
                 Communications L.L.C. and holders of Investor
                 Equity and Management Equity

     10.14       Amendment No. 10 dated as of June 21, 2001 to         Incorporated by reference from Exhibit 10.12
                 Transaction Agreement, dated as of July 8, 1998,      to the Company's 10-Q filed on August 14,
                 among Choice One Communications Inc., Choice One      2001
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

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
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

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.29       Third Amendment to the Bridge Financing Agreement     Incorporated by reference from Exhibit 10.4
                 dated as of September 13, 2002, with respect to the   to the Company's 8-K filed on September 27,
                 Bridge Financing Agreement dated as of August 1,      2002
                 2000, among the Choice One Communications Inc., as
                 Borrower, Morgan Stanley Senior Funding, Inc., as
                 Administrative Agent and the Lenders thereto (the
                 "Bridge Agreement Amendment")

     10.30       Form of Rollover Note for the Bridge Financing        Incorporated by reference from Exhibit 10.46
                 Agreement dated as of August 1, 2000 among Choice     to the Company's 10-K filed on April 1, 2002
                 One Communications Inc., the Lenders party hereto,
                 and Morgan Stanley Senior Funding, Inc., as
                 Administrative Agent

     10.31       Bridge Pledge Agreement dated as of September 13,     Incorporated by reference from Exhibit 10.5
                 2002 made by Choice One Communications Inc. and its   to the Company's 8-K filed on September 27,
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

     10.34       General Agreement between the Registrant and          Incorporated by reference from Exhibit 10.23
                 Lucent Technologies effective as of July 17, 1998,    to the February 2000 Registration Statement
                 as amended

     10.35       Service Bureau Agreement between the Registrant and   Incorporated by reference from Exhibit 10.24
                 Saville Systems Inc. effective September 30, 1998     to the February 2000 Registration Statement

     10.36       Agreement and Plan of Merger by and among Choice      Incorporated by reference from Exhibit 99.2
                 One Communications Inc., Barter Acquisition           to the Company's 8-K/A filed on May 16, 2000
                 Corporation, US Xchange, Inc. and the Stockholder
                 of US Xchange, Inc. dated as of May 14, 2000

     10.37       Fiber Optic Agreement and Grant of IRU dated          Incorporated by reference from Exhibit 10.9
                 August 1, 2000 by and between Choice One              to the Company's 8-K filed on August 10, 2000
                 Communications Inc. and RVP Fiber Company,
                 L.L.C.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.38       Form of Executive Employment Agreement                Incorporated by reference from Exhibit 10.10
                 between former executives of US Xchange, Inc.         to the Company's 8-K filed on August 10, 2000
                 and Choice One Communications Inc.

     10.39       Master Facilities Agreement between Fiber             Incorporated by reference from Exhibit 10.1
                 Technologies Operating Company, LLC and               to the Company's 10-Q for the quarter ended
                 Choice One  Communications Inc. dated as of           June 30, 2000
                 May 31, 2000 *

     10.40       Amendment No. 1 dated as of December 7, 2001 to       Incorporated by reference from Exhibit 10.45
                 Master Facilities Agreement and Assignment and        to the Company's 10-Q for the quarter ended
                 Assumption among Choice One Communications Inc.,      June 30, 2003
                 Fiber Technologies Construction Company, LLC
                 and Fiber Technologies Networks, LLC dated as
                 of May 31, 2000. *

     10.41       Amendment No. 2 dated as of May 2, 2002 to Master     Incorporated by reference from Exhibit 10.46
                 Facilities Agreement and Assignment and Assumption    to the Company's 10-Q for the quarter ended
                 among Choice One Communications Inc., Fiber           June 30, 2003
                 Technologies Construction Company, LLC and Fiber
                 Technologies Networks, LLC dated as of May 31,
                 2000. *

     10.42       Amendment No. 3 dated as of June 13, 2002 to Master   Incorporated by reference from Exhibit 10.47
                 Facilities Agreement and Assignment and Assumption    to the Company's 10-Q for the quarter ended
                 among Choice One Communications Inc., Fiber           June 30, 2003
                 Technologies Construction Company, LLC and Fiber
                 Technologies Networks, LLC dated as of May 31,
                 2000.

     10.43       Amendment No. 4 dated as of August 15, 2002 to        Incorporated by reference from Exhibit 10.48
                 Master Facilities Agreement and Assignment and        to the Company's 10-Q for the quarter ended
                 Assumption among Choice One Communications Inc.,      June 30, 2003
                 Fiber Technologies Construction Company, LLC and
                 Fiber Technologies Networks, LLC dated as of May
                 31, 2000. *

     10.44       Amendment No. 5 dated as of September 23, 2002 to     Incorporated by reference from Exhibit 10.49
                 Master Facilities Agreement and Assignment and        to the Company's 10-Q for the quarter ended
                 Assumption among Choice One Communications Inc.,      June 30, 2003
                 Fiber Technologies Construction Company, LLC and
                 Fiber Technologies Networks, LLC dated as of May
                 31, 2000. *

     10.45       Amendment No. 6 dated as of October 29, 2002 to       Incorporated by reference from Exhibit 10.50
                 Master Facilities Agreement and Assignment and        to the Company's 10-Q for the quarter ended
                 Assumption among Choice One Communications Inc.,      June 30, 2003
                 Fiber Technologies Construction Company, LLC and
                 Fiber Technologies Networks, LLC dated as of May
                 31, 2000. *

     10.46       Amendment No. 8 to the Master Facilities Agreement    Incorporated by reference from Exhibit 10.51
                 and Assignment and Assumption among Choice One        to the Company's 10-Q for the quarter ended
                 Communications Inc., Fiber Technologies Networks,     September 30, 2003
                 LLC and Fiber Technologies Construction Company,
                 LLC and dated as of May 31, 2000. *

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION                                           LOCATION
    ------       -----------                                           --------
     10.47       Choice One Communications Inc. 401(k) Plan            Incorporated by reference from Exhibit 4.3
                                                                       to the October 23, 2000 S-8 located under
                                                                       Securities and Exchange  Commission  File No.
                                                                       333-48430

     10.48       Amendment No.1 and No. 2 to the Choice One            Incorporated by reference from Exhibit 4.4
                 Communications Inc. 401(k) Plan                       to the December 21, 2001 S-8 located under
                                                                       Securities and Exchange Commission File No.
                                                                       333-75710

     10.49       Network Transition Agreement dated as of November     Incorporated  by reference from Exhibit 10.53
                 7, 2001 between FairPoint Communications Solutions    to the Company's 10-K filed on April 1, 2002
                 Corp., Choice One Communications Inc. and selected
                 subsidiaries of Choice One Communications Inc.

     21.1        Subsidiaries of Choice One Communications Inc.        Filed herewith

     23.1        Consent of  Deloitte & Touche LLP, independent        Filed herewith
                 auditors

     23.2        Consent of  PricewaterhouseCoopers LLP, independent   Filed herewith
                 public accountants

     31.1        Certification by Chief Executive Officer filed        Filed herewith
                 herewith pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

     31.2        Certification by Chief Financial Officer filed        Filed herewith
                 herewith pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

     32.0        Certification by Chief Executive Officer and Chief    Filed herewith
                 Financial Officer filed herewith pursuant to
                 18 U.S.C. Section 1350, as adopted pursuant
                 to Section 906 of the Sarbanes-Oxley Act of
                 2002

* Portions of this agreement or amendment have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2, which was granted by the Commission until May 31, 2013.