Form 10-Q
period 2004-03-31
CHOICE ONE COMMUNICATIONS INC
filed 2004-05-14
CIK 1091953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          QUARTERLY REPORT ON FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 0-29279

                         -------------------------------

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

                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2004, there were outstanding 44,146,570 shares of the registrant's common stock, par value $0.01 per share.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 2004 and

         December 31, 2003................................................................................       2

         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 2004 and March 31, 2003................................................................       3

         Condensed Consolidated Statements of Cash Flow for the three months ended
         March 31, 2004 and March 31, 2003................................................................       4

         Notes to Condensed Consolidated Financial Statements.............................................       5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................      24

Item 4.  Controls and Procedures..........................................................................      25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................      26

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities................      26

Item 3.  Defaults Upon Senior Securities..................................................................      26

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      26

Item 5.  Other Information................................................................................      26

Item 6.  Exhibits and Reports on Form 8-K.................................................................      26

Signatures................................................................................................      27

                                       (i)

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         MARCH 31,      DECEMBER
                                                                                           2004         31, 2003
                                                                                        -----------    -----------
                                     ASSETS
Current Assets:
     Cash and cash equivalents ......................................................   $    13,131    $    16,238
     Accounts receivable, net .......................................................        31,322         30,859
     Prepaid expenses and other current assets ......................................         4,012          3,251
                                                                                        -----------    -----------
         Total current assets .......................................................        48,465         50,348

Property and equipment, net of accumulated depreciation .............................       287,640        295,423

Intangible assets, net of accumulated amortization ..................................        28,948         32,601
Other assets, net ...................................................................         5,583          5,096
                                                                                        -----------    -----------
Total assets ........................................................................   $   370,636    $   383,468
                                                                                        ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber .........   $       977    $       962
     Current portion of long-term debt ..............................................        18,169         12,220
     Accounts payable ...............................................................        17,920          7,762
     Accrued expenses ...............................................................        36,414         42,627
                                                                                        -----------    -----------
         Total current liabilities ..................................................        73,480         63,571

     Long-term debt (net of unamortized discount of $5,482 and $5,781 at March
       31, 2004 and December 31, 2003)...............................................       622,532        619,756
     Redeemable Series A preferred stock, $0.01 par value, 340,000 shares authorized; 251,588 shares issued and outstanding, at March 31, 2004,
       ($348,904 liquidation value at March 31, 2004, inclusive of accrued
       dividends of $79,705) ........................................................       310,443        295,990
     Interest rate swap .............................................................        13,047         13,500
     Long-term portion of capital leases for indefeasible rights to use fiber .......        31,773         32,037
     Other long-term liabilities ....................................................         3,763          3,609
                                                                                        -----------    -----------
         Total long-term debt and other long-term liabilities .......................       981,558        964,892

Commitments and Contingencies (Note 12)

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding .................................             -              -
     Common stock, $0.01 par value, 150,000,000 authorized; 44,281,014 and
       44,261,052 shares issued as of March 31, 2004 and December 31, 2003,
       respectively .................................................................           443            443
     Treasury stock, 135,415 shares, at cost, at March 31, 2004 and December
       31, 2003, respectively .......................................................          (473)          (473)
     Additional paid-in capital .....................................................       475,325        475,179
     Deferred compensation ..........................................................          (997)          (962)
     Accumulated other comprehensive loss ...........................................       (13,047)       (13,500)
     Accumulated deficit ............................................................    (1,145,653)    (1,105,682)
                                                                                        -----------    -----------
         Total stockholders' deficit ................................................      (684,402)      (644,995)
                                                                                        -----------    -----------
Total liabilities and stockholders' deficit .........................................   $   370,636    $   383,468
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
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
Revenue ...........................................................................   $     81,156    $     80,100

Operating expenses:
     Network costs, excluding depreciation expense of $9,548 and $9,915 in 2004
       and 2003, respectively .....................................................         37,622          40,526
     Selling, general and administrative, excluding depreciation and amortization expense of $6,131 and $7,654 in 2004 and 2003, respectively, and including non-cash compensation of $106 and $475 in 2004 and 2003,
       respectively ...............................................................         36,368          32,371
     Loss on disposition of assets ................................................             13              59
     Restructuring credits ........................................................              -            (535)
     Depreciation and amortization ................................................         15,679          17,569
                                                                                      ------------    ------------
         Total operating expenses .................................................         89,682          89,990
                                                                                      ------------    ------------

Loss from operations ..............................................................         (8,526)         (9,890)

Interest income/(expense):
     Interest income ..............................................................             17             103
     Interest expense .............................................................        (17,010)        (16,477)
     Accretion of preferred stock .................................................         (3,250)              -
     Accrued dividends on preferred stock .........................................        (11,203)              -
                                                                                      ------------    ------------
         Total interest expense, net ..............................................        (31,446)        (16,374)
                                                                                      ------------    ------------

Net loss ..........................................................................        (39,972)        (26,264)

     Accretion of preferred stock .................................................              -           2,592
     Accrued dividends on preferred stock .........................................              -           9,763
                                                                                      ------------    ------------

Net loss applicable to common stockholders ........................................   $    (39,972)   $    (38,619)
                                                                                      ============    ============

Net loss per share, basic and diluted .............................................   $      (0.74)   $      (0.72)
                                                                                      ============    ============

Weighted average number of shares outstanding, basic and diluted ..................     54,085,162      53,509,878
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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                2004        2003
                                                                              --------    --------
Cash flows from operating activities:
Net loss ..................................................................   $(39,972)   $(26,264)
Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposition of assets ........................................         13          59
     Depreciation and amortization ........................................     15,679      17,569
     Interest payable in-kind on long-term debt ...........................      8,425       7,583
     Amortization of deferred financing costs .............................      1,022       1,141
     Amortization of discount on long-term debt ...........................        300         268
     Accretion of preferred stock .........................................      3,250           -
     Accrued dividends on preferred stock .................................     11,203           -
     Non-cash compensation ................................................        106         475
     Changes in assets and liabilities:
       (Increase)/decrease in accounts receivable, net ....................       (463)      4,843
       Increase in prepaid expenses and other assets ......................     (1,299)     (1,376)
       Increase/(decrease) in accounts payable and accrued expenses .......      4,235     (11,420)
       Decrease in accrued restructuring costs ............................        (98)     (1,001)
                                                                              --------    --------
         Net cash provided by/(used in) operating activities ..............      2,402      (8,123)

Cash flows from investing activities:
     Capital expenditures .................................................     (5,269)     (1,871)
     Proceeds from sale of assets .........................................          4          14
                                                                              --------    --------
         Net cash used in investing activities ............................     (5,265)     (1,857)

Cash flows from financing activities:
     Additions to long-term debt ..........................................          -         875
     Payments under long-term capital leases for indefeasible rights to use
     fiber ................................................................       (249)       (137)
     Proceeds from exercise of stock options ..............................          5           -
                                                                              --------    --------
         Net cash (used in)/provided by financing activities ..............       (244)        738
                                                                              --------    --------

Net decrease in cash and cash equivalents .................................     (3,107)     (9,242)

Cash and cash equivalents, beginning of period ............................     16,238      29,434
                                                                              --------    --------
Cash and cash equivalents, end of period ..................................   $ 13,131    $ 20,192
                                                                              ========    ========

      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004
                                   (unaudited)

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2003. The results of operations for the three month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2004.

Certain amounts in the December 31, 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2. GOING CONCERN MATTER

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had net losses applicable to common stockholders of $40.0 million, $37.8 million and $38.6 million for the three months ended March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The Company had net losses applicable to common stockholders of $148.3 million and $524.1 million for the years ended December 31, 2003 and 2002, respectively. At March 31, 2004, the Company had $13.1 million in cash and cash equivalents and has drawn all available funding under its senior credit facility. The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2003 and 2002. The Company has a total stockholders' deficit of $684.4 million as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has an operating plan for the year ended December 31, 2004 (the "2004 plan"). The Company's viability is dependent upon its ability to continue to generate and grow positive cash flows from operating activities. For each of the three month periods ended March 31, 2004, December 31, 2003 and September 30, 2003, the Company generated positive cash flows from operating activities. Although not necessarily indicative of future results, these quarters were the first time in its history that the Company generated positive cash flows from operating activities during reporting periods. The success of the Company's business strategy necessitates obtaining and retaining a significant number of customers, generating significant and sustained growth in its cash flows from operating activities and managing its costs and capital expenditures to be able to meet its debt service obligations, including the repayment of principal beginning June 30, 2004.

The Company's revenue and costs are dependent upon some factors that are not entirely within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements and its ability to achieve its 2004 plan. If the Company is unable to achieve its 2004 plan objectives, the Company may need to raise additional capital, obtain additional covenant modifications from its lenders, or amend its existing credit facilities. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. There can be no assurance that the Company would be successful in raising additional capital, obtaining additional covenant modifications from its lenders, or amending its existing credit facilities, if needed, on favorable terms or at all. Failure to raise sufficient funds, modify the Company's covenants, or amend its existing credit facilities under these circumstances may affect its ability to continue to operate its business.

The Company's senior credit facility contains certain covenants that are customary for credit facilities of this nature. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004 and, commencing on September 30, 2004, require the Company to maintain certain leverage, fixed charges and interest coverage ratios as described in the senior credit facility. On May 12, 2004, the Company and the lenders under the Third Amended and Restated Credit Agreement (the "Credit Agreement") entered into a third amendment to the Credit Agreement (the "Third Amendment"). Pursuant to the Third Amendment, the covenant obligating the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million during the period from May 11, 2004 through June 30, 2004 was amended to require the Company to maintain an aggregate minimum amount of cash and committed financing of $6.0 million during the period from May 11, 2004 through November 15, 2004. The Company's ability to comply with these covenants will primarily depend on its operating results, which are subject to the uncertainties described above. A breach in observance of any of these covenants would cause an event of default under the senior credit facilities and an event of default under the Company's subordinated debt. An event of default would permit the Company's obligations under its senior credit facility and its subordinated debt to be declared to be immediately payable. If the lenders so accelerate the Company's obligations, the Company can make no assurances that it would be able to obtain additional or substitute financing. An acceleration of the Company's obligations would have a material adverse effect on its business, financial condition and results of operations.

As of March 31, 2004, and through the date of filing of this report, the Company was and is in compliance with all covenants under its senior credit facility. However, it is reasonably likely, without additional covenant relief or modification or other action, that the Company will be in breach of one or more applicable covenants at some point during 2004. With respect to this situation, the Company continues to pursue a variety of matters including changes to its operating plans to enable the Company to remain in compliance, discussions with lenders to obtain certain waivers or enter into additional modifications of its covenants or underlying obligations, and other possible actions and strategic alternatives. To help guide and facilitate this effort, the Company has engaged consultants to provide it with a broad range of financial advisory services. The Company can make no assurances that it will be successful in any or all of these efforts.

NOTE 3. STOCK OPTION PLANS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company adopted the financial statement measurement and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 2003. Under SFAS No. 123, on a prospective basis, the Company recognizes compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options. For stock options granted prior to December 31, 2002, the Company accounts for stock based compensation issued to its employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

During the three month period ended March 31, 2004 and 2003, the Company recorded $0.1 million and $0.4 million of compensation expense for the fair value of options granted during the period and deferred $0.1 million and $0.6 million to be recognized over the remaining vesting period, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates for awards granted prior to December 31, 2002 consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                      THREE MONTHS ENDED
                                                     MARCH 31,   MARCH 31,
                                                       2004        2003
                                                     ---------   ---------
Net loss as reported .............................   $(39,972)   $(26,264)
Stock-based employee compensation expense included
     in reported net loss, net of related tax
     effects .....................................        106         475

Total stock-based employee compensation expense
     determined under fair value based method for
     all awards, net of related tax effects ......       (408)       (780)
                                                     --------    --------

Additional expense ...............................       (302)       (305)
                                                     --------    --------
Net loss pro forma ...............................   $(40,274)   $(26,569)
                                                     ========    ========

Net loss per share, basic and diluted for the three months ended March 31:

                    2004        2003
                  --------    --------
As reported...    $  (0.74)   $  (0.72)
Pro forma.....    $  (0.74)   $  (0.73)

For purposes of the pro forma disclosures above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions as of March 31:

                                         2004               2003
                                    --------------     --------------
Dividend yield..................      0.00 percent       0.00 percent
Expected volatility.............    201.06 percent     220.93 percent
Risk-free interest rate.........      3.20 percent       3.00 percent
Expected life...................         7 years            4 years

The weighted average fair value of options granted during the three-month period ended March 31, 2004 and 2003 was $0.28 and $0.25, respectively.

Basic and diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common stockholders by the weighted average outstanding common shares for the period. The Company had options and warrants to purchase 8,682,374 and 6,863,902 shares outstanding at March 31, 2004 and 2003, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

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

                                     NUMBER OF NEW OPTIONS TO BE
                                    GRANTED AS A PERCENT OF SHARES
FOR OPTIONS WITH EXERCISE PRICES:    COVERED BY TENDERED OPTIONS
---------------------------------   ------------------------------
        $4.00 and under                           80%
        $4.01 to $8.00                            65%
        $8.01 to $20.00                           40%
        Over $20.00                               25%

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

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position FIN 46R. The Company's adoption of FIN No. 46 did not have a material impact on its consolidated financial statements.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following (in thousands):

                                                       MARCH 31, 2004  DECEMBER 31, 2003
                                                       --------------  -----------------
Switch equipment...................................     $   306,866       $  305,046
Computer equipment and software....................          64,453           61,161
Office furniture and equipment.....................           9,885           10,111
Leasehold improvement..............................          23,253           23,253
Indefeasible rights to use fiber (IRU).............          68,571           68,352
Assets held for future use.........................           7,466            7,295
Construction in progress...........................           4,261            4,338
                                                        -----------       ----------
         Total property and equipment                       484,755          479,556
Less:  accumulated amortization on IRUs............          (9,757)          (8,896)
       accumulated depreciation....................        (187,358)        (175,237)
                                                        -----------       ----------
         Property and equipment, net                    $   287,640       $  295,423
                                                        ===========       ==========

Depreciation expense, including amortization of IRUs, amounted to $13.0 million and $14.9 million for the three months ended March 31, 2004 and March 31, 2003, respectively.

NOTE 6. INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The following schedule sets forth the major classes of intangible assets held by the Company (in thousands):

                                                       MARCH 31, 2004  DECEMBER 31, 2003
                                                       --------------  -----------------
Amortized intangibles:
     Customer relationships..........................     $ 53,635         $ 53,635
     Deferred financing costs........................       29,815           29,815
         Less: accumulated amortization
                  Customer relationships.............      (39,195)         (36,513)
                  Deferred financing costs...........      (15,307)         (14,336)
                                                          --------         --------
         Intangible assets, net .....................     $ 28,948         $ 32,601
                                                          ========         ========

Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods (in thousands):

April to December, 2004.....  $  7,934
2005........................     6,027
2006........................       370
2007........................       109

Amortization expense excluding amortization of IRUs, was $2.7 million for the three months ended March 31, 2004 and 2003, respectively. Amortization of deferred financing costs is classified as interest expense, and is not included in the above estimated amortization expense for the years ended December 31, 2004 through 2007, nor is it included in the amortization expense for the three months ended March 31, 2004 and 2003.

NOTE 7. ACCRUED EXPENSES

      Accrued expenses consisted of the following (in thousands):

                                                       MARCH 31, 2004  DECEMBER 31, 2003
                                                       --------------  -----------------
Accrued network costs..............................       $ 13,753          $ 19,438
Accrued payroll and payroll related benefits.......          2,806             4,354
Accrued collocation costs..........................          3,161             2,986
Accrued interest...................................          1,070             1,062
Accrued restructuring costs........................            760               761
Deferred revenue...................................          6,016             5,381
Other..............................................          8,848             8,645
                                                          --------          --------
         Total accrued expenses                           $ 36,414          $ 42,627
                                                          ========          ========

NOTE 8. DEBT

      Long-term debt outstanding consists of the following (in thousands):

                                                       MARCH 31, 2004  DECEMBER 31, 2003
                                                       --------------  -----------------
Senior credit facility:
    Term A loan....................................       $ 125,000        $ 125,000
    Term B loan....................................         125,000          125,000
    Term C loan....................................          46,218           45,224
    Term D loan....................................           4,375            4,375
    Revolver.......................................         100,000          100,000
Subordinated notes.................................         240,108          232,377
                                                          ---------        ---------
         Total debt................................         640,701          631,976
           Less: current portion...................          18,169           12,220
                                                          ---------        ---------
         Long-term debt, net of current portion           $ 622,532        $ 619,756
                                                          =========        =========

Included in the subordinated notes is a discount on the notes of $2.0 million and $2.2 million as of March 31, 2004 and December 31, 2003, respectively. Included in the Term C loan is a discount of $3.5 million and $3.6 million as of March 31, 2004 and December 31, 2003, respectively, and payable in-kind ("PIK") interest which accreted to principal of $5.2 million and $4.3 million as of March 31, 2004 and December 31, 2003, respectively.

The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the three months ended March 31, 2004 and 2003, $0.2 million of the discount was amortized, respectively. The discount on the Term C loan is also being amortized over its seven and one-half year term. For each of the three months ended March 31, 2004 and 2003, $0.1 million of the discount on the Term C loan was amortized, respectively.

The Company's Credit Agreement provides the Company with the following borrowing limits, maturities and interest rates (in thousands):

                                      PRINCIPAL
                                       AMOUNT           MATURITY
                                    -------------   ----------------
Revolving credit facility........   $     100,000      July 31, 2008
Term A loan......................         125,000      July 31, 2008
Term B loan......................         125,000   January 31, 2009
Term C loan......................          44,500     March 31, 2009
Term D loan......................           4,375   January 31, 2009

                                           INTEREST RATE OPTIONS           INTEREST TERMS
                                    ---------------------------------   ----------------------
Revolving credit facility........   LIBOR + 4.00% or Base Rate+3.00%*   Payable monthly
Term A loan......................   LIBOR + 4.00% or Base Rate+3.00%*   Payable monthly
Term B loan......................   LIBOR + 4.75% or Base Rate+3.75%    Payable monthly
Term C loan......................   LIBOR + 5.75% or Base Rate+4.75%    Accrues to principal**
Term D loan......................   LIBOR + 4.00% or Base Rate+3.00%*   Payable monthly

      * The applicable margin is determined by a grid tied to the Company's leverage ratio. Initially, the applicable margin is 4.0% if the LIBOR rate is used, or 3.0% if the Base Rate is used.

      ** Interest on the Term C loan accrues to principal through March 31, 2004, and thereafter is payable monthly.

Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through June 30, 2004, impose limits on its capital expenditures that vary annually, and require it to maintain certain leverage, fixed charges and interest coverage ratios as described in the Credit Agreement. (Refer to Note 14 for updated information on the Company's covenants.) A default in the observance of these covenants could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2004. (Refer to Note 2 for further details.)

As of March 31, 2004, the Company had principal borrowings of $230.4 million in subordinated notes, excluding the discount of $2.0 million and PIK interest of $11.7 million that had accrued but not accreted to principal. Interest on the subordinated notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. The subordinated notes mature on November 9, 2010.

As of March 31, 2004, the maximum borrowings under the Term A loan, Term B loan, Term C loan, Term D loan, revolver loan, and the subordinated notes were all outstanding. At March 31, 2004, $279.1 million was variable rate debt and $355.4 million was fixed rate debt, including variable rate debt fixed by an interest rate swap agreement. The weighted average floating interest rate and the weighted average fixed swapped interest rate at March 31, 2004 were 5.45% and 11.64%, respectively.

NOTE 9. DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company uses derivative instruments to manage its interest rate risk. The Company does not use the instruments for speculative purposes. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. The Credit Agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor, or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the interest rate swap agreement is recognized over the life of the related debt and is included in interest expense or income. The Company designates this interest rate swap contract as a cash flow hedge. The fair value of the interest rate swap agreement, designated and effective as a cash flow hedging instrument, is included in accumulated other comprehensive loss. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

At March 31, 2004, the Company had an interest rate swap agreement with a notional principal amount of $125.0 million expiring in February 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. Approximately 31% of the underlying credit facility debt is being hedged with this interest rate swap. The fair value of the swap agreement was a $13.0 million and $13.5 million liability as of March 31, 2004 and December 31, 2003, respectively. The fair value of the interest rate swap agreement is estimated based on quotes from a broker and represents the estimated amount that the Company would expect to pay to terminate the agreement at the reporting date.

NOTE 10. COMPREHENSIVE LOSS

The fair value of the interest rate swap agreement is included in accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreement is the only component of the other comprehensive loss. Comprehensive loss for the three months ended March 31, 2004 and 2003 was $39.5 million and $25.2 million, respectively.

NOTE 11. RESTRUCTURING COSTS

The Company implemented a restructuring plan in September 2002 and in conjunction with the plan recorded restructuring costs of $5.3 million, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. A portion of the restructuring plan was modified in February 2003. At that time, the Company revised the restructuring costs for $0.1 million in termination benefits and other network facility costs that became known during the first quarter of 2003 and reversed approximately $0.7 million in restructuring costs related to certain collocation sites.

At March 31, 2004, approximately $1.4 million of the total restructuring costs recognized had been paid, and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.5 million that extend beyond one year and are included in other long-term liabilities.

The following table highlights the cumulative restructuring activities through March 31, 2004 (in thousands):

                                            TERMINATION      LEASE          NETWORK
                                             BENEFITS     OBLIGATIONS   FACILITY COSTS    TOTAL
                                            -----------   -----------   --------------   ------
Initial restructuring charge ............     $   559       $ 3,440        $ 1,283       $ 5,282
Adjustments due to plan modifications ...          50             -           (585)         (535)
Payment of benefits and other obligations        (609)         (408)          (332)       (1,349)
                                              -------       -------        -------       -------
Balance at December 31, 2003 ............           -         3,032            366         3,398
Payment of benefits and other obligations           -           (95)            (3)          (98)
                                              -------       -------        -------       -------
Balance at March 31, 2004 ...............     $     -       $ 2,937        $   363       $ 3,300
                                              =======       =======        =======       =======

NOTE 12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing activities and cash flow information for the three months ended March 31 (in thousands):

                                                                       2004        2003
                                                                      ------      ------
Interest paid...................................................      $7,262      $7,511
Capital lease obligations for IRUs..............................      $    -      $1,923
Issuance of common stock for employer 401(k) contribution.......      $    -      $  281

NOTE 13. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described in the Company's annual report on Form 10-K filed on March 30, 2004, the Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

NOTE 14. SUBSEQUENT EVENT

On May 12, 2004, the Company and the lenders under the Credit Agreement entered into a third amendment to the Credit Agreement (the "Third Amendment"). Pursuant to the Third Amendment, the covenant obligating the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million during the period from May 11, 2004 through June 30, 2004 was amended to require the Company to maintain an aggregate minimum amount of cash and committed financing of $6.0 million during the period from May 11, 2004 through November 15, 2004. However, the Third Amendment does not affect the Company's other financial covenants to maintain certain leverage, fixed charges and interest coverage ratios, which become effective on September 30, 2004. The Third Amendment also incorporated certain clarifying and ministerial changes into the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-Q and in other filings with the Securities and Exchange Commission ("SEC") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the "safe harbor" provisions created thereby. The words "believes", "expects", "estimates", "anticipates", "will", "will be", "could", "may" and "plans" and the negative or other similar words or expressions identify forward-looking statements made by or on behalf of the Company.

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

All of these could cause our actual results and experiences to vary significantly from our current business plan and to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K, filed on March 30, 2004. You should consider all of our written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

OVERVIEW

We are an integrated communications provider offering facilities-based voice and data telecommunications services. We market and provide these services to small and medium-sized businesses in 29 second and third tier markets in 12 states in the northeastern and midwestern United States. Our services include:

-     local exchange and long distance service; and

-     high-speed data and Internet services.

In January 2004, we began offering residential voice telecommunication services in selected markets within our footprint.

Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, other integrated communications providers, and voice over internet protocol providers.

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

We have connected approximately 95% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality of service and control costs. Our networks reach approximately 5.7 million business lines, which constitute approximately 72% of the estimated business lines in the markets we serve, and approximately 9.7 million residential lines constituting approximately 70% of the estimated residential lines in these markets. While our network allows us to reach this number of business and residential lines, the number of business and residential lines that we actually service will depend on our ability to sell telecommunications services to customers and our success in winning market share from our competitors. We have no current plans to expand into additional markets or close existing markets.

We evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by our clients subscribing to our services. On average, our business clients have 5 lines. We plan to continue to focus primarily on small- to medium-sized business clients.

The table below provides selected key operational data as of:

                                                   March 31, 2004   March 31, 2003
                                                   --------------   --------------
Lines in service................................      527,900           510,818
Total central office collocations...............          505               517
Markets in operation............................           29                29
Markets with operational intra-city fiber.......           19                19
Number of voice switches........................           25                25
Number of data switches.........................           63                63

GOING CONCERN MATTER

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of independent accountants dated March 25, 2004 concerning our financial statements for the year ended December 31, 2003, included in our annual report filed on Form 10-K, noted that we had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

At March 31, 2004, we had $13.1 million in cash and cash equivalents and all available commitments under our senior credit facility were outstanding. We generated positive cash flows from operating activities during the final two fiscal quarters of 2003 and the first fiscal quarter of 2004. We also generated positive EBITDA during each of the fiscal quarters in 2003 and the first fiscal quarter in 2004. (Refer below for further details on EBITDA.) Although not necessarily indicative of future results, these quarters were the first time in our history that we generated positive cash flows from operating activities during reporting periods.

The success of our business strategy necessitates obtaining and retaining a significant number of customers, generating significant and sustained growth in our cash flows from operating activities, and managing our costs and capital expenditures to be able to meet our debt service obligations, including the repayment of principal beginning on June 30, 2004.

Our senior credit facility contains certain covenants that are customary for credit facilities of this nature. On May 12, 2004, we and the lenders under our Credit Agreement entered into a third amendment to the Credit Agreement (the "Third Amendment") amending our minimum amount of cash and committed financing covenant. The amended covenant requires that we maintain an aggregate minimum amount of cash and committed financing of $10.0 million through May 10, 2004 and $6.0 million from May 11, 2004 through November 15, 2004 (the "Cash Covenant"). Commencing on September 30, 2004 additional covenants will require that we maintain certain leverage, fixed charges and interest coverage ratios as described in the senior credit facility. Our ability to comply with these covenants will primarily depend on our operating results, which are subject to a number of uncertainties including those described above. A breach in observance of any of these covenants, if unremedied in three business days (except for the Cash Covenant, which does not have a grace period), would cause an event of default under the senior credit facilities and an event of default under our subordinated debt. An event of default would permit the obligations under our senior credit facility and the subordinated debt to be declared to be immediately payable. If the lenders so accelerate these obligations, we can make no assurances that we would be able to obtain additional or substitute financing. An acceleration of our debt obligations would have a material adverse effect on our business, financial condition and results of operations.

As of March 31, 2004, and through the date of filing of this report, we were and are in compliance with all covenants under our senior credit facility. However, it is reasonably likely, without additional covenant relief or modification or other action, that we will be in breach of one or more applicable covenants at some point during 2004. With respect to this situation, we continue to pursue a variety of matters including changes to our operating plans to enable us to remain in compliance, discussions with lenders to obtain certain waivers or enter into additional modifications to our covenants or underlying obligations, and other possible actions and strategic alternatives. To help guide and facilitate this effort, we have engaged consultants to provide us with a broad range of financial advisory services. We can make no assurances that we will be successful in any or all of these efforts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

EBITDA

In this filing, we include references to and analyses of earnings before interest, income taxes, depreciation and amortization ("EBITDA") amounts that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flow provided by/(used in) operations determined in accordance with GAAP, the most directly comparable financial measure under GAAP. Regulation G, "Conditions for Use of Non-GAAP Financial

Measures," and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information in SEC filings.

EBITDA highlights trends that may not otherwise be apparent when relying solely on GAAP financial measures, because this non-GAAP financial measure eliminates from net cash used in operating activities financial items that have less bearing on our liquidity. Management believes that the presentation of EBITDA is meaningful because it is an indicator of our ability to service existing debt, to sustain potential increases in debt, and to satisfy capital requirements. EBITDA is also used as a factor in the calculation of management's variable compensation.

Investors or potential investors are urged to read our consolidated financial statements and notes thereto in conjunction with their consideration of our EBITDA. They should not rely solely on a single financial measure to evaluate our business. EBITDA information is presented for the limited purpose of supplementing our GAAP results to provide a more complete understanding of the factors and trends affecting our business. EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

The following table shows the differences between our net cash provided by/(used in) operating activities, as determined in accordance with GAAP, and our EBITDA for the three-month periods ended (in thousands):

                                                      MARCH 31,   DECEMBER 31,   MARCH 31,
                                                        2004          2003         2003
                                                      ---------   ------------   ---------
Net cash provided by/(used in) operating activities   $   2,402     $  3,448     $  (8,123)
Adjustments to reconcile:
   Changes in assets and liabilities ..............      (2,375)      (3,240)        8,954
   Non-cash compensation ..........................        (106)        (145)         (475)
   (Loss)/gain on disposition of assets ...........         (13)          12           (59)
                                                      ---------     --------     ---------
   Subtotal .......................................      (2,494)      (3,373)        8,420

     Net interest expense (net of other income) ...      31,446       30,803        16,374
     Interest payable in-kind on long-term debt ...      (8,425)      (8,031)       (7,583)
     Amortization of deferred financing costs .....      (1,022)      (1,050)       (1,141)
     Amortization of discount on long-term debt ...        (300)        (291)         (268)
     Accretion of preferred stock .................      (3,250)      (3,071)            -
     Dividends on preferred stock .................     (11,203)     (10,824)            -
                                                      ---------     --------     ---------
   Net interest expense currently payable .........       7,246        7,536         7,382
                                                      ---------     --------     ---------

EBITDA ............................................   $   7,154     $  7,611     $   7,679
                                                      =========     ========     =========

REVENUE

We generated $81.2 million in revenue during the three months ended March 31, 2004, an increase of 1.3% as compared to $80.1 million in revenue for the three months ended March 31, 2003, and a 1.7% increase compared to the revenue for the three months ended December 31, 2003.

The increase in revenue for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is primarily attributable to an increase in the number of lines in service. Our total lines in service increased from March 31, 2003 by approximately 3.3% to 527,900 lines at March 31, 2004. Average revenue per line for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 increased by approximately 0.5%. This increase from lines in service was offset by the loss of one wholesale customer and a decrease in access revenue which was negatively impacted by reduced interstate per minute rates that we charge other carriers as FCC mandated per minute rate reductions took effect in June 2003. We expect revenue to increase due to an increase in lines in service, the introduction of residential services in selected markets in 2004, and the introduction of new service offerings, including Select Savings .free and other bundled voice and data offerings. We do expect a decrease in access revenue, beginning in June 2004, as interstate per minute rates will decline due to the FCC mandated per minute rate reductions.

Our churn rate for the three months ended March 31, 2004, of our facilities-based business clients, was 1.4% per month. This compares to 1.5% per month for the three months ended March 31, 2003 and 1.7% per month for the three months ended December 31, 2003. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

Network costs for the three months ended March 31, 2004 were $37.6 million, representing a 7.2% decrease from network costs of $40.5 million for the three months ended March 31, 2003 and a 1.5% increase from network costs of $37.1 million for the three months ended December 31, 2003. Network costs as a percentage of total revenues were 46.4% at March 31, 2004, a decrease compared to 50.6% for the three months ended March 31, 2003 and reflecting no change from the three months ended December 31, 2003.

The decrease as compared to the three months ended March 31, 2003 is partly due to a reduction in the number of operational collocation sites. The number of operational collocation sites as of March 31, 2004 was 505 as compared to 517 operational collocation sites as of March 31, 2003. The reduction in collocation sites was a direct result of our restructuring activities taken in the fourth quarter of 2002 and revised in the first quarter of 2003.

Network cost changes, in relation to revenue changes, also reflect the benefits of our fiber network implementation and other network optimization initiatives. These initiatives included least cost routing, replacing leased capacity with alternative technologies and grooming and capacity sizing of our network facilities. As a result, during the three months ended March 31, 2004, our average cost per line declined approximately 8.7% as compared to the three months ended March 31, 2003. These changes highlight the effectiveness of our network optimization initiatives and the benefits of leasing fiber. The average cost per line as compared to the three months ended December 31, 2003 was unchanged. Amortization of the cost of the capital leases for fiber is included in depreciation and amortization expense.

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

Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive position in the markets we serve. We currently have operational intra-city fiber in 19 of the markets that we serve. We plan to activate fiber in an additional 3 markets across our footprint during 2004. Our fiber network consists of 1,429 route miles of operational intra-city fiber and 1,076 miles of operational inter-city fiber. Based on the above factors, we believe that network costs as a percentage of revenue will improve as we are able to capitalize on economies of scale.

Our revenues exceeded our network costs by $43.5 million, or 53.6% of revenue, for the three months ended March 31, 2004, compared to $39.6 million, or 49.4% of revenue for the three months ended March 31, 2003, and $42.7 million, or 53.6% of revenue, for the three months ended December 31, 2003. We expect that our revenue in excess of network costs, as a percentage of revenue, will improve as our revenue increases and as we are able to capitalize on economies of scale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2004 were $36.4 million compared to $32.4 million and $35.1 million during the three months ended March 31, 2003 and December 31, 2003, respectively. Excluding non-cash deferred compensation expense described below, the selling, general and administrative expenses increased 13.7% from $31.9 million during the three months ended March 31, 2003 to $36.3 million during the three months ended March 31, 2004. For the three months ended December 31, 2003, selling, general and administrative expenses, excluding non-cash deferred compensation expense, were $35.0 million. Selling, general and administrative expenses are expected to remain consistent with the three months ended March 31, 2004 for the remaining fiscal quarters of 2004.

Our selling, general and administrative expenses include:

- Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

-     Administrative overhead and office lease expense; and

-     Bad debt expense.

Selling, general and administrative expenses, excluding non-cash deferred compensation charges, as a percentage of revenue, were 44.7% for the three months ended March 31, 2004, as compared to 39.8% for the three months ended March 31, 2003 and 43.9% for the three months ended December 31, 2003. The increase in selling, general and administrative expenses from the three months ended March 31, 2003 and from the three months ended December 31, 2003 resulted from increased salaries, benefits, commissions, temporary services and advertising expenses. Advertising expense increased primarily as a result of our new offering of residential voice service which began in selected markets within our footprint in January 2004.

During the three months ended March 31, 2004, salary and benefits expense increased approximately $1.2 million as compared to the three months ended March 31, 2003, primarily as a result of headcount increases. Commission expense for the same comparative period increased $1.8 million due to an increase in lines sold and installed during the three months ended March 31, 2004. Also during the three months ended March 31, 2004, temporary services increased $0.5 million as compared to the three months ended March 31, 2003. At March 31, 2004, we employed 1,434 individuals. We employed 1,410 and 1,412 individuals at March 31, 2003 and December 31, 2003, respectively.

Also included in selling, general and administrative expenses for the three months ended March 31, 2004, is non-cash compensation expense of $0.1 million. This compares to $0.5 million for the three months ended March 31, 2003. Compensation expense for the three months ended March 31, 2004 and 2003 includes the expense associated with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 148. under which we adopted the financial statement measurement and recognition provisions of SFAS No. 123. Under SFAS No. 123, on a prospective basis, we recognize compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options.

RESTRUCTURING (CREDITS)/COSTS

The following table highlights cumulative restructuring activities through March 31, 2004 (in thousands):

                                            TERMINATION      LEASE          NETWORK
                                             BENEFITS     OBLIGATIONS   FACILITY COSTS    TOTAL
                                            -----------   -----------   --------------   --------
Initial restructuring charge................  $   559       $ 3,440        $ 1,283       $  5,282
Adjustments due to plan modifications.......       50             -           (585)          (535)
Payment of benefits and other obligations...     (609)         (408)          (332)        (1,349)
                                              -------       -------        -------       --------
Balance at December 31, 2003................        -         3,032            366          3,398
Payment of benefits and other obligations...        -           (95)            (3)           (98)
                                              -------       -------        -------       --------
Balance at March 31, 2004...................  $     -       $ 2,937        $   363       $  3,300
                                              =======       =======        =======       ========

For the three months ended March 31, 2004, approximately $0.1 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.5 million that extend beyond one year and are included in other long-term liabilities.

During February 2003, we modified a portion of our restructuring plan related to reduced reliance on certain collocation sites. As we engaged in restructuring activities in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended March 31, 2004 was $15.7 million. This represents a 10.8% decrease from the three months ended March 31, 2003 and a 7.5% increase from the three months ended December 31, 2003. The decrease in depreciation expense as compared to the three months ended March 31, 2003 was primarily related to certain switch software assets acquired in the acquisition of US Xchange, Inc. ("US Xchange") which became fully depreciated during three months ended September 30, 2003. The increase in depreciation expense from the three months ended December 31, 2003 is mainly related to more recent capital spending for assets with shorter useful lives. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber and amortization of the value of acquired customer relationships. We expect our depreciation and amortization expense to remain consistent with the three months ended March 31, 2004 for the remaining fiscal quarters of 2004.

INTEREST EXPENSE AND INCOME

Interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest expense on the subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and the Term C loan under the senior credit facility, and interest expense related to IRUs. Interest expense on the subordinated notes is payable-in-kind ("PIK") through November 2006. As of July 1, 2003, interest expense, net, includes the accretion and dividends on preferred stock in accordance with SFAS No. 150. Restatement of prior period classifications was not permitted upon adoption of SFAS No. 150.

Interest expense, net, for the three months ended March 31, 2004 and 2003 was approximately $31.4 million and $16.4 million, respectively. Interest expense, net for the three months ended December 31, 2003 was $30.8 million. The increase in interest expense, net, from the three months ended March 31, 2003 was attributable to an aggregate of $14.5 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 where corresponding amounts in prior periods were not included in interest expense, net. Interest expense also increased $0.5 million from the same quarter a year ago due to an increase in the amount of our borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase slightly over the next three months due to anticipated increases in LIBOR rates that will impact our borrowing rates.

Interest expense, currently payable in cash, is the interest expense that must be settled periodically in cash as compared to the interest expense which accretes to principal. Interest expense, currently payable in cash, was $7.2 million for the three months ended March 31, 2004, and $7.4 million and $7.5 million for the three months ended March 31, 2003 and December 31, 2003, respectively. The decrease in interest expense, currently payable in cash, was the result of lower interest rates on our credit facility borrowings. Interest expense, currently payable in cash, is scheduled to increase by approximately $1.0 million for each three month period remaining in 2004 as the interest on the Term C loan of the senior credit facility is required to be settled in cash monthly beginning on April 30, 2004.

Interest income for the three months ended March 31, 2004 and 2003 was approximately $17,000 and $103,000, respectively. Interest income for the three months ended December 31, 2003 was approximately $26,000. Interest income results from the investment of cash and cash equivalents, mainly from the cash proceeds generated from the borrowings under our senior credit and subordinated debt facilities.

The non-cash accretion of and dividends on our preferred stock was $14.5 million for the three months ended March 31, 2004. Beginning on July 1, 2003, accretion and dividends on our redeemable preferred stock is classified as a component of interest expense in accordance with SFAS No. 150. Non-cash accretion and dividends on our preferred stock for the three months ended December 31, 2003 were $13.9 million. This change from the three months ended December 31, 2003 was primarily driven by the increase in dividends on preferred stock which result from the compounding effect of dividends that have accreted.

INCOME TAXES

We did not generate any taxable income during the three months ended March 31, 2004 and 2003, and did not incur any income tax liability as a result. We do not expect to generate taxable income during the remainder of 2004.

NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss was $40.0 million, $26.3 million, and $37.8 million for the three months ended March 31, 2004, March 31, 2003 and December 31, 2003, respectively. The increase in net loss was directly attributable to an aggregate of $14.5 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 as of July 1, 2003. The net loss applicable to common stockholders was $40.0 million, $38.6 million, and $37.8 million for the three months ended March 31, 2004, March 31, 2003, and December 31, 2003, respectively. The change in net loss and net loss applicable to common stockholders was attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the discussion of the going concern matter earlier in this section of management's discussion and analysis of financial condition and results of operations.

CREDIT FACILITIES

We have $398.9 million that has been committed under our senior credit facility, subject to various conditions, covenants and restrictions, including those described in Note 8 to the financial statements. Any incremental borrowings are subject to the approval from a majority of our senior credit facility lenders. Our subordinated debt permits us to incur up to $425.0 million of indebtedness without approval from the subordinated debt lenders. At March 31, 2004, the maximum available funding under our senior credit facility was outstanding. We are required to make periodic payments on our credit facility to reduce outstanding balances in 2004 of $12.2 million. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature. On May 12, 2004, the covenant requiring us to maintain an aggregate minimum amount of cash and committed financing of $10.0 million during the period from May 11, 2004 through June 30, 2004 was modified to require us to maintain an aggregate minimum amount of cash and committed financing of $6.0 million during the period from May 11, 2004 through November 15, 2004.

We also have $230.4 million of subordinated notes outstanding, excluding the discount of $2.0 million and PIK interest of $11.7 million that has accrued as of March 31, 2004 but not accreted to principal. These notes are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those in our senior credit facility.

As of March 31, 2004, and through the date of filing this report, we were and are in compliance with all covenants under our senior credit facility and subordinated notes.

CASH FLOWS

We have incurred significant operating and net losses since our inception. However, we generated positive cash flow from operations for the three months ended March 31, 2004, the three months ended December 31, 2003 and the three months ended September 30, 2003. Although not necessarily indicative of future cash flow results, these quarters were the first time in our history that we generated positive cash flow from operations during reporting periods. We expect our cash flows from operations to remain positive for the remaining fiscal quarters of 2004. However, while we expect EBITDA to grow, changes in interest rates and working capital make it difficult to predict cash flows from operations. We also generated positive EBITDA during the first fiscal quarter of 2004 and each of the fiscal quarters in 2003. While we expect to continue to generate positive EBITDA, we also expect to continue to have operating losses as we further penetrate our markets. As of March 31, 2004, we had an accumulated deficit of $1.1 billion.

Net cash provided by operating activities was approximately $2.4 million for the three months ended March 31, 2004 while net cash used in operating activities for the three months ended March 31, 2003 was approximately $8.1 million. Net cash provided by operating activities for the three months ended March 31, 2004 was primarily due to positive net working capital changes of $2.4 million, of which $0.1 million was related to payments of restructuring obligations. Net cash used in operating activities for the three months ended March 31, 2003 was primarily due to net losses from operations, negative net working capital changes of $9.0 million, of which $0.5 million was related to payments of restructuring obligations, and interest expense payable in cash of $7.5 million. The change in net working capital for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily due to the timing of vendor invoice payments and collections and settlements of amounts owed to us since March 31, 2003.

Net cash used in investing activities was $5.3 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively. Net cash used in investing activities for the three months ended March 31, 2004 related to capital expenditures for technology to support of the growth in newer service offerings, including Select Savings .free and other bundled voice and data offerings. Net cash used in investing activities for the three months ended March 31, 2003 related to capital expenditures in support of growth in our existing markets.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2004 compared to net cash provided by financing activities of $0.7 million for the three months ended March 31, 2003. Net cash used in financing activities for the three months ended March 31, 2004 was primarily related to payments under capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 2003 was related to borrowings under the senior credit facility offset by payments under capital lease obligations. Funds received from senior credit facility borrowings were used for capital expenditures and general corporate purposes. We do not expect to receive additional cash from financing activities as a result of borrowings under our existing senior credit facility as all of the existing financing commitments have been used.

CAPITAL REQUIREMENTS

Capital expenditures were $5.3 million and $1.9 million for the three months ended March 31, 2004 and 2003, respectively. We expect that our capital expenditures will be between $15.0 million and $25.0 million for 2004 as we continue to penetrate our existing markets. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the availability of financial resources, the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry and other factors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. FIN No. 46 changes certain consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities created before February 1, 2003, no later than the beginning of the first fiscal year or interim period beginning after December 15, 2003, as amended by FASB Staff Position FIN 46-R. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2004 and December 31, 2003, the carrying value of our debt obligations, excluding capital lease obligations, was $640.7 million and $632.0 million, respectively. The fair value of these obligations at March 31, 2004 and December 31, 2003 was $652.2 million and $643.3 million, respectively. The changes in value are due to non-cash amortization of debt discount of $0.3 million, interest payable in-kind that accreted to principal of $8.4 million, and changes in related interest rates. The weighted average interest rate of our debt obligations at March 31, 2004 and December 31, 2003 was 7.36% and 7.41%, respectively. A hypothetical decrease of 100 basis points from prevailing interest rates at March 31, 2004 would have resulted in an increase in fair value of long-term debt of approximately $10.6 million.

Also, a hypothetical increase of 100 basis points from prevailing interest rates at March 31, 2004 would have resulted in an approximate increase in cash required for interest on variable rate debt during the remaining fiscal year of $2.0 million, increasing to $2.5 million in the next fiscal year, and then declining to $2.1 million, $1.5 million, 0.8 million, and $0.1 million in the second, third, fourth and fifth years, respectively. At March 31, 2004, $279.1 million of our debt was variable rate debt.

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

At March 31, 2004, we had an interest rate swap agreement for a notional amount of $125.0 million. At March 31, 2004, the weighted average pay rate for the interest rate swap agreement was 6.94% and the average receive rate was 1.17%. Based on the fair value of the interest rate swap at March 31, 2004, it would have cost us $13.0 million to terminate the agreement. A hypothetical decrease of 100 basis points in the receive rate would have increased the cost to terminate this agreement by approximately $2.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      Not applicable.

Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      2004 Annual Meeting

      The Company has scheduled its 2004 Annual Meeting of Stockholders for August 17, 2004. Stockholder proposals intended to be presented at the 2004 annual meeting must be received by the Company on or before June 4, 2004 in order to be included in the proxy statement and proxy for that meeting.

Item 6. Exhibits and Reports for Form 8-K

      A.    Exhibits

            See Exhibit Index

      B.    Reports on Form 8-K

            On February 25, 2004, the Company filed a report on Form 8-K announcing its fourth quarter and year-to-date results for the three months and twelve months ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CHOICE ONE COMMUNICATIONS INC.
                          Registrant

DATE: May 13, 2004        By: /s/ Steve M. Dubnik
                          ------------------------------------
                          Steve M. Dubnik, Chairman and Chief Executive Officer
                          (Principal Executive Officer)

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

  3.2     Amended and Restated Bylaws.                          Incorporated by reference from Exhibit 3.2 to the February
                                                                2000 Registration Statement.

  3.3     Certificate of Designations for Series A Senior       Incorporated by reference from Exhibit 3.1 to the August
          Cumulative Preferred Stock.                           10, 2000 8-K filing located under the Securities and
                                                                Exchange Commission File No. 29279.

  3.4     Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 10.25 to the
          Designations for Series A Senior Cumulative           Company's 10-K filed on April 1, 2002.
          Preferred Stock of Choice One Communications
          Inc.

  3.5     Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 3.4 to the Company's
          Incorporation with Certificate of Designations,       10-Q filed on May 15, 2002.
          Preferences and Rights of Series A Senior
          Cumulative Preferred Stock dated March 30, 2002.

  3.6     Certificate of Amendment of Certificate of            Incorporated by reference from Exhibit 4.6 to
          Designations for Series A Senior Cumulative           the Company's 8-K filed on September 27, 2002.
          Preferred Stock.

  10.1    Amendment No. 14 dated as of January 16, 2004 to      Filed herewith
          the Transaction Agreement, dated as of July 8,
          1998, among Choice One Communications Inc.,
          Choice One Communications L.L.C. and holders of
          Investor Equity and Management Equity (as
          defined therein)

  10.2    First Amendment dated as of November 12, 2002 to      Filed herewith
          the Third Amended and Restated Credit Agreement,
          dated September 13, 2002, among Choice One
          Communications Inc., as Guarantor, its
          subsidiaries as Borrowers, Wachovia Investors,
          Inc., as Administrative Agent and Collateral
          Agent, General Electric Capital Corporation, as
          Syndication Agent, Morgan Stanley Senior
          Funding, Inc., as Documentation Agent, and the
          Lenders thereto

EXHIBIT
NUMBER                       DESCRIPTION                            LOCATION
-------                      -----------                            --------
  10.3    Second Amendment dated as of May 5, 2004 to the         Filed herewith
          Third Amended and Restated Credit Agreement,
          dated September 13, 2002, among Choice One
          Communications Inc., as Guarantor, its
          subsidiaries as Borrowers, Wachovia Investors,
          Inc., as Administrative Agent and Collateral
          Agent, General Electric Capital Corporation, as
          Syndication Agent, Morgan Stanley Senior
          Funding, Inc., as Documentation Agent, and the
          Lenders thereto

  10.4    Third Amendment dated as of May 12, 2004 to the         Filed herewith
          Third Amended and Restated Credit Agreement,
          dated September 13, 2002, among Choice One
          Communications Inc., as Guarantor, its
          subsidiaries as Borrowers, General Electric
          Capital Corporation, as successor administrative
          agent and syndication agent, and the Lenders
          thereto

  31.1    Certification by Chief Executive Officer filed          Filed herewith
          herewith pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002.

  31.2    Certification Chief Financial Officer filed             Filed herewith
          herewith pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

  32.1    Certification by Chief Executive Officer and            Filed herewith
          Chief Financial Officer filed herewith pursuant
          to 18 U.S.C. Section 1350, as adopted pursuant
          to Section 906 of the Sarbanes-Oxley Act of
          2002.

  99.1    Press Release, dated May 13, 2004, announcing           Filed herewith
          Choice One Communications Inc.'s results for the
          three months ended March 31, 2004.