Form 10-Q
period 2004-06-30
CHOICE ONE COMMUNICATIONS INC
filed 2004-08-13
CIK 1091953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          QUARTERLY REPORT ON FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

As of August 1, 2004, there were outstanding 44,146,570 shares of the registrant's common stock, par value $0.01 per share.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX


PART I.        FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2004 and
              December 31, 2003.................................................................................2

              Condensed Consolidated Statements of Operations for the three months ended
              June 30, 2004 and June 30, 2003...................................................................3

              Condensed Consolidated Statements of Operations for the six months ended
              June 30, 2004 and June 30, 2003...................................................................4

              Condensed Consolidated Statements of Cash Flow for the six months ended
              June 30, 2004 and June 30, 2003...................................................................5

              Notes to Condensed Consolidated Financial Statements..............................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations............16

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.......................................31

Item 4.       Controls and Procedures..........................................................................32

PART II.       OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................33

Item 2.       Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities................33

Item 3.       Defaults Upon Senior Securities..................................................................33

Item 4.       Submission of Matters to a Vote of Security Holders..............................................33

Item 5.       Other Information................................................................................33

Item 6.       Exhibits and Reports on Form 8-K.................................................................33

Signatures.....................................................................................................34

                                      (i)

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                     ASSETS

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          2004            2003
                                                                                          ----            ----
Current Assets:
     Cash and cash equivalents ..................................................     $    10,112      $    16,238
     Accounts receivable, net ...................................................          30,754           30,859
     Prepaid expenses and other current assets ..................................           4,168            3,251
                                                                                      -----------      -----------
         Total current assets ...................................................          45,034           50,348

Property and equipment, net of accumulated depreciation .........................         278,905          295,423

Intangible assets, net of accumulated amortization ..............................          25,322           32,601
Other assets, net ...............................................................           5,550            5,096
                                                                                      -----------      -----------
Total assets ....................................................................     $   354,811      $   383,468
                                                                                      ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber .....     $     1,068      $       962
     Current portion of long-term debt (net of unamortized discount of $5,172
       at June 30, 2004) ........................................................         648,854           12,220
     Interest rate swap .........................................................           9,304               --
     Accounts payable ...........................................................          18,646            7,762
     Accrued expenses ...........................................................          36,941           42,627
                                                                                      -----------      -----------
         Total current liabilities ..............................................         714,813           63,571
Long-Term Liabilities:
     Long-term debt (net of unamortized discount of $5,781 at December 31,
       2003) ....................................................................              --          619,756
     Redeemable Series A preferred stock, $0.01 par value, 340,000 shares authorized; 251,588 shares issued and outstanding, at June 30, 2004,
       ($360,499 liquidation value at June 30, 2004, inclusive of accrued
       dividends of $91,300) ....................................................         325,478          295,990
     Interest rate swap .........................................................              --           13,500
     Long-term portion of capital leases for indefeasible rights to use fiber ...          34,142           32,037
     Other long-term liabilities ................................................           4,045            3,609
                                                                                      -----------      -----------
         Total long-term debt and other long-term liabilities ...................         363,665          964,892

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding .............................              --               --
     Common stock, $0.01 par value, 150,000,000 authorized; 44,281,985 and
       44,261,052 shares issued as of June 30, 2004 and December 31, 2003,
       respectively .............................................................             443              443
     Treasury stock, 135,415 shares, at cost, at June 30, 2004 and December 31,
       2003, respectively .......................................................            (473)            (473)
     Additional paid-in capital .................................................         477,611          475,179
     Deferred compensation ......................................................            (989)            (962)
     Accumulated other comprehensive loss .......................................          (9,304)         (13,500)
     Accumulated deficit ........................................................      (1,190,955)      (1,105,682)
                                                                                      -----------      -----------
         Total stockholders' deficit ............................................        (723,667)        (644,995)
                                                                                      -----------      -----------
Total liabilities and stockholders' deficit .....................................     $   354,811      $   383,468
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
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2004             2003
                                                                                           ----             ----
Revenue .........................................................................     $     82,194      $     82,189

Operating expenses:
     Network costs, excluding depreciation expense of $9,177 and $9,716 in 2004
       and 2003, respectively ...................................................           38,272            41,311
     Selling, general and administrative, excluding depreciation and amortization expense of $6,347 and $7,438 in 2004 and 2003, respectively, and including non-cash compensation of $95 and $186 in 2004 and 2003,
       respectively .............................................................           40,587            30,723
     Loss on disposition of assets ..............................................              610                29
     Depreciation and amortization ..............................................           15,524            17,154
                                                                                      ------------      ------------
         Total operating expenses ...............................................           94,993            89,217
                                                                                      ------------      ------------

Loss from operations ............................................................          (12,799)           (7,028)

Interest income/(expense):
     Interest income ............................................................               12                43
     Interest expense ...........................................................          (17,480)          (16,789)
     Accretion of preferred stock ...............................................           (3,440)               --
     Accrued dividends on preferred stock .......................................          (11,595)               --
                                                                                      ------------      ------------
         Total interest expense, net ............................................          (32,503)          (16,746)
                                                                                      ------------      ------------

Net loss ........................................................................          (45,302)          (23,774)

     Accretion of preferred stock ...............................................               --             2,742
     Accrued dividends on preferred stock .......................................               --            10,105
                                                                                      ------------      ------------

Net loss applicable to common stockholders ......................................     $    (45,302)     $    (36,621)
                                                                                      ============      ============

Net loss per share, basic and diluted ...........................................     $      (0.84)     $      (0.68)
                                                                                      ============      ============

Weighted average number of shares outstanding, basic and diluted ................       54,098,171        53,994,804
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
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2004            2003
                                                                                           ----            ----
Revenue .........................................................................     $    163,350      $    162,289

Operating expenses:
     Network costs, excluding depreciation expense of $18,725 and $19,631 in 2004
       and 2003, respectively ...................................................           75,894            81,838
     Selling, general and administrative, excluding depreciation and amortization expense of $12,478 and $15,092 in 2004 and 2003, respectively, and including non-cash compensation of $201 and $661 in 2004 and 2003,
       respectively .............................................................           76,955            63,094
     Loss on disposition of assets ..............................................              623                88
     Restructuring credits ......................................................               --              (535)
     Depreciation and amortization ..............................................           31,203            34,723
                                                                                      ------------      ------------
         Total operating expenses ...............................................          184,675           179,208
                                                                                      ------------      ------------

Loss from operations ............................................................          (21,325)          (16,919)

Interest income/(expense):
     Interest income ............................................................               30               146
     Interest expense ...........................................................          (34,490)          (33,266)
     Accretion of preferred stock ...............................................           (6,690)               --
     Accrued dividends on preferred stock .......................................          (22,798)               --
                                                                                      ------------      ------------
         Total interest expense, net ............................................          (63,948)          (33,120)
                                                                                      ------------      ------------

Net loss ........................................................................          (85,273)          (50,039)

     Accretion of preferred stock ...............................................               --             5,334
     Accrued dividends on preferred stock .......................................               --            19,867
                                                                                      ------------      ------------

Net loss applicable to common stockholders ......................................     $    (85,273)     $    (75,240)
                                                                                      ============      ============

Net loss per share, basic and diluted ...........................................     $      (1.58)     $      (1.40)
                                                                                      ============      ============

Weighted average number of shares outstanding, basic and diluted ................       54,091,667        53,753,681
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

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                  2004          2003
                                                                                  ----          ----
Cash flows from operating activities:
Net loss ..................................................................     $(85,273)     $(50,039)
Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposition of assets ........................................          623            88
     Impairment of executive loans ........................................        2,200            --
     Depreciation and amortization ........................................       31,203        34,723
     Interest payable in-kind on long-term debt ...........................       16,270        15,427
     Amortization of deferred financing costs .............................        2,066         2,251
     Amortization of discount on long-term debt ...........................          609           543
     Accretion of preferred stock .........................................        6,690            --
     Accrued dividends on preferred stock .................................       22,798            --
     Non-cash compensation ................................................          201           661
     Changes in assets and liabilities:
       Decrease in accounts receivable, net ...............................          105         8,248
       Increase in prepaid expenses and other assets ......................       (1,523)       (2,277)
       Increase/(decrease) in accounts payable and accrued expenses .......        7,772       (20,402)
       Decrease in accrued restructuring costs ............................         (198)       (1,109)
                                                                                --------      --------
         Net cash provided by/(used in) operating activities ..............        3,543       (11,886)

Cash flows from investing activities:
     Capital expenditures .................................................       (9,299)       (4,022)
     Proceeds from sale of assets .........................................          123            52
                                                                                --------      --------
         Net cash used in investing activities ............................       (9,176)       (3,970)

Cash flows from financing activities:
     Additions to long-term debt ..........................................           --         1,750
     Payments under long-term capital leases for indefeasible rights to use
       fiber ..............................................................         (498)         (349)
     Proceeds from exercise of stock options ..............................            5            --
                                                                                --------      --------
         Net cash (used in)/provided by financing activities ..............         (493)        1,401
                                                                                --------      --------

Net decrease in cash and cash equivalents .................................       (6,126)      (14,455)

Cash and cash equivalents, beginning of period ............................       16,238        29,434
                                                                                --------      --------
Cash and cash equivalents, end of period ..................................     $ 10,112      $ 14,979
                                                                                ========      ========


      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for other interim periods or for the year ended December 31, 2004.

Certain amounts in the December 31, 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.           GOING CONCERN MATTER

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company had net losses applicable to common stockholders of $45.3 million, $40.0 million, and $36.6 million for the three months ended June 30, 2004, March 31, 2004 and June 30, 2003, respectively. The Company had net losses applicable to common stockholders of $148.3 million and $524.1 million for the years ended December 31, 2003 and 2002, respectively. At June 30, 2004, the Company had $10.1 million in cash and cash equivalents and had drawn all available funding under its senior credit facility. The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2003 and 2002. The Company had a total stockholders' deficit of $723.7 million as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On July 30, 2004, the Company failed to make certain payments in the aggregate amount of $5.1 million that were then due under its senior credit facility. Such failure constituted an event of default under the senior credit facility and the Company's subordinated notes and would permit the Company's obligations under its senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under the senior credit facility and the holders of the subordinated notes have entered into standstill and, in the case of the subordinated notes, waiver agreements on July 30,

2004, subject to certain conditions, pursuant to which they have agreed not to take any action before August 30, 2004 with respect to such default so as to provide the Company with additional time to facilitate the negotiation and initiation of the Financial Restructuring (as defined below) which is anticipated to be in the form of a "prepackaged" or prearranged proceeding under Chapter 11 of the United States Bankruptcy Code. As a result of the event of default, the Company's long-term debt has been classified as current in the consolidated balance sheet as of June 30, 2004. The Company does not expect to be in a position on August 30, 2004 to make the payments due under the senior credit facility, and the Company does not expect to be able to satisfy the covenants relating to the senior credit facility throughout the remainder of 2004. If the lenders under the senior credit facility and the holders of the Company's subordinated notes do not extend such standstill and waiver agreements or otherwise continue to cooperate with the Company in connection with the Financial Restructuring, the Company could be forced to seek relief through a different bankruptcy process than the contemplated Financial Restructuring that might have a greater impact on the Company's ability to operate its business in the ordinary course.

On August 2, 2004, the Company announced that it had reached an agreement in principle with ad hoc committees of the lenders under its senior credit facility and the holders of its subordinated notes to restructure and substantially reduce the Company's outstanding indebtedness (the "Financial Restructuring"). The Financial Restructuring is expected to consist of: (i) the conversion of the Company's approximately $404.0 million of outstanding debt under its senior credit facility into $175.0 million of new senior secured term notes payable over six years and 90% of the Company's outstanding common stock following the Financial Restructuring; (ii) the conversion of the Company's approximately $252.0 million of outstanding subordinated notes into the remaining 10% of such common stock and into two series of seven-year warrants to purchase additional shares of common stock following the Financial Restructuring; and (iii) the establishment of a new revolving credit facility of up to $25.0 million from a subset of the lenders under the senior credit facility to provide for ongoing working capital requirements. Upon completion of the Financial Restructuring, certain restricted stock and/or stock option grants are expected to be made to the Company's management in amounts and subject to conditions to be determined. There can be no assurances that the Company will be able to effect the Financial Restructuring as contemplated or at all.

The Company anticipates implementing the Financial Restructuring through a "prepackaged" or prearranged proceeding under Chapter 11 of the United States Bankruptcy Code. The Company's goal in using this process is to permit its normal operations and client services to continue without interruption through the Financial Restructuring process. The Company's goal is to complete the Financial Restructuring process by the end of 2004. The Company expects that the rights of its existing preferred and common stockholders and the existing holders of options and warrants to purchase the Company's common stock would be extinguished in connection with the Financial Restructuring and that the holders of such securities would not receive any recovery.

If the Financial Restructuring is implemented as currently contemplated, the Company's debt will be significantly reduced and its liquidity will be improved. The Company's ability to function as a going concern after the implementation of the Financial Restructuring will depend on it obtaining and retaining a significant number of customers, generating significant and sustained growth in its cash flows from operating activities, and managing its costs and capital expenditures to be able to meet its reduced debt service obligations. The Company's revenue and costs are dependent upon some factors that are not entirely within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements. Based on its current financial condition, the Company will need to raise additional capital or obtain additional financing in order to continue to operate its business. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. There can be no assurance that the Company would be successful in raising additional capital or obtaining additional financing on favorable terms or at all. The Company's ability to do so will depend on a number of uncertainties and factors outside its control, including those described above.

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

During the three month periods ended June 30, 2004 and 2003, the Company recorded $0.1 million and $0.1 million of compensation expense for the fair value of options granted during each period, respectively. During the three month periods ended June 30, 2004 and 2003, the Company deferred $0.1 million and $0.1 million to be recognized over the remaining vesting period, respectively. During the six month periods ended June 30, 2004 and 2003, the Company recorded $0.2 million and $0.5 million of compensation expense for the fair value of options granted during each period, respectively. During the six month periods ended June 30, 2004 and 2003, the Company deferred $0.2 million and $0.8 million to be recognized over the remaining vesting period, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates for awards granted prior to December 31, 2002 consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,      JUNE 30,      JUNE 30,       JUNE 30,
                                                                 2004          2003          2004           2003
                                                                 ----          ----          ----           ----
Net loss as reported .....................................     $(45,302)     $(23,774)     $(85,273)     $(50,039)
Stock-based employee compensation expense included in
reported net loss, net of related tax effects ............           95           186           201           661

Total stock-based employee compensation expense determined
under fair value based method for all awards, net of
related tax effects ......................................         (318)         (520)         (726)         (825)
                                                               --------      --------      --------      --------

Additional expense .......................................         (223)         (334)         (525)         (164)
                                                               --------      --------      --------      --------
Net loss pro forma .......................................     $(45,525)     $(24,108)     $(85,798)     $(50,203)
                                                               ========      ========      ========      ========

Net loss per share, basic and diluted:

As reported.................................................   $  (0.84)     $  (0.68)     $  (1.58)     $  (1.40)
Pro forma...................................................   $  (0.84)     $  (0.68)     $  (1.59)     $  (1.40)

For purposes of the pro forma disclosures above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                                      JUNE 30, 2004         JUNE 30, 2003
                                                                      -------------         -------------
     Dividend yield.........................................            0.00 percent         0.00 percent
     Expected volatility....................................          198.60 percent       242.26 percent
     Risk-free interest rate................................            3.21 percent         3.02 percent
     Expected life..........................................               7 years              7 years

The weighted average fair value of options granted during the six-month periods ended June 30, 2004 and 2003 was $0.29 and $0.25, respectively.

Basic and diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common stockholders by the weighted average outstanding common shares for the period. The Company had options and warrants to purchase 8,801,657 and 6,780,066 shares outstanding at June 30, 2004 and 2003, respectively, that were not included in the calculation of diluted loss per share because the effect would be anti-dilutive. It is expected that the rights of the Company's existing holders of options and warrants to purchase the Company's common stock would be extinguished in connection with the Financial Restructuring and that the holders of such securities would not receive any recovery. See Note 2.

NOTE 4.           NEW ACCOUNTING PRONOUNCEMENTS

At its March 31, 2004 meeting, the Emerging Issues Task Force ratified its consensus in EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires companies to evaluate whether or not their investments in limited liability companies (LLC) should be accounted for on the equity method of accounting. The Task Force confirmed its previous conclusion that LLCs that have separate ownership accounts for each investor should be accounted for like investments in partnerships. This conclusion is based on the fact that the investor's separate account is its claim on the long-term appreciation in net assets of the LLC similar to a partner's capital account. Investors in partnerships have used a lower threshold for determining whether they should record an investment on the equity method (under SOP No. 78-9, Accounting for Investments in Real Estate Ventures) than allowed under SFAS No. 115. The consensus must be applied in the first period beginning after June 15, 2004. The Company has an investment in a limited liability company, and has not completed the process of evaluating the impact that will result from adopting this consensus.

NOTE 5.           PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following (in thousands):

                                                                 JUNE 30, 2004           DECEMBER 31, 2003
                                                                 -------------           -----------------
         Switch equipment...................................    $   309,068                   $  305,046
         Computer equipment and software....................         67,040                       61,161
         Office furniture and equipment.....................          9,888                       10,111
         Leasehold improvement..............................         23,274                       23,253
         Indefeasible rights to use fiber (IRU).............         71,283                       68,352
         Assets held for future use.........................          1,973                        7,295
         Construction in progress...........................          6,304                        4,338
                                                                -----------                   ----------
                  Total property and equipment                      488,830                      479,556

         Less:  accumulated amortization on IRUs............        (10,871)                      (8,896)
                accumulated depreciation....................       (199,054)                    (175,237)
                                                                -----------                    ---------
                  Property and equipment, net...............    $   278,905                    $ 295,423
                                                                ===========                    =========

Depreciation expense, including amortization of IRUs, amounted to $12.8 million and $14.4 million for the three months ended June 30, 2004 and June 30, 2003, respectively, and $25.8 million and $29.3 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

Refer to Note 13 regarding the impact of the Financial Restructuring on the Company's property and equipment.

NOTE 6.           INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." (Refer to
Note 13 regarding the impact of the Financial Restructuring on the Company's intangible assets.) The following schedule sets forth the major classes of intangible assets held by the Company (in thousands):

                                                          JUNE 30, 2004                  DECEMBER 31, 2003
                                                          -------------                  -----------------
Amortized intangibles:

     Customer relationships..........................        $   53,635                      $    53,635
     Deferred financing costs........................            29,815                           29,815
         Less: accumulated amortization
                  Customer relationships.............           (41,877)                         (36,513)
                  Deferred financing costs...........           (16,251)                         (14,336)
                                                             ----------                      -----------
         Intangible assets, net .....................        $   25,322                      $    32,601
                                                             ==========                      ===========

Deferred financing costs are amortized to interest expense over the term of the related debt using the effective interest rate method. The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods (in thousands):

         July to December, 2004......................................... $   5,252
         2005...........................................................     6,027
         2006...........................................................       370
         2007...........................................................       109

Amortization expense excluding amortization of IRUs, was $2.7 million for each of the three month periods ended June 30, 2004 and 2003, respectively, and was $5.4 million for each of the six month periods ended June 30, 2004 and 2003, respectively. Amortization of deferred financing costs is classified as interest expense and is not included in the above estimated amortization expense for the years ended December 31, 2004 through 2007, nor is it included in the amortization expense for the three and six months ended June 30, 2004 and 2003.

NOTE 7.           ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                                                 JUNE 30, 2004           DECEMBER 31, 2003
                                                                 -------------           -----------------

         Accrued network costs..............................     $     14,381             $       19,438
         Accrued payroll and payroll related benefits.......            3,268                      4,354
         Accrued collocation costs..........................            1,597                      2,986
         Accrued interest...................................            1,060                      1,062
         Accrued restructuring costs........................              761                        761
         Deferred revenue...................................            6,577                      5,381
         Other..............................................            9,297                      8,645
                                                                 ------------             --------------
                  Total accrued expenses....................     $     36,941             $       42,627
                                                                 ============             ==============

NOTE 8.           DEBT

         Long-term debt outstanding consists of the following (in thousands):

                                                                     JUNE 30, 2004           DECEMBER 31, 2003
                                                                     -------------           -----------------
         Senior credit facility:

             Term A loan....................................     $    125,000                 $     125,000

             Term B loan....................................          125,000                       125,000

             Term C loan....................................           46,360                        45,224

             Term D loan....................................            4,375                         4,375

             Revolver.......................................          100,000                       100,000

         Subordinated notes.................................          248,119                       232,377
                                                                 ------------                 -------------

                Total debt..................................          648,854                       631,976

                    Less: current portion...................          648,854                        12,220
                                                                 ------------                 -------------

                Long-term debt, net of current portion           $        --                  $     619,756
                                                                 ============                 =============

Included in the subordinated notes is a discount on the notes of $1.8 million and $2.2 million as of June 30, 2004 and December 31, 2003, respectively. Included in the Term C loan is a discount of $3.3 million and $3.6 million as of June 30, 2004 and December 31, 2003, respectively, and payable in-kind ("PIK") interest which accreted to principal of $5.2 million and $4.3 million as of June 30, 2004 and December 31, 2003, respectively.

The discount on the subordinated notes is being amortized over the nine-year term of the subordinated notes. For the three months ended June 30, 2004 and 2003, $0.2 million and $0.1 million of the discount was amortized, respectively. For each of the six month periods ended June 30, 2004 and 2003, $0.3 million of the discount was amortized, respectively. The discount on the Term C loan is being amortized over its seven and one-half year term. For each of the three month periods ended June 30, 2004 and 2003,

$0.1 million of the discount on the Term C loan was amortized, respectively. For each of the six month periods ended June 30, 2004 and 2003, $0.3 million of the discount on the Term C loan was amortized, respectively.

As of June 30, 2004, the Company had principal borrowings of $245.5 million in subordinated notes, excluding the discount of $1.8 million and PIK interest of $4.4 million that had accrued but not accreted to principal. Interest on the subordinated notes is fixed at 13% and accretes to the principal semi-annually until November 2006. Thereafter interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. During the six months ended June 30, 2004, $15.1 million in PIK interest accreted to principal. The subordinated notes mature on November 9, 2010.

As of June 30, 2004, the maximum borrowings under the Term A loan, Term B loan, Term C loan, Term D loan, revolver loan, and the subordinated notes were all outstanding. At June 30, 2004, $279.1 million was variable rate debt and $370.5 million was fixed rate debt, including variable rate debt fixed by an interest rate swap agreement. At June 30, 2004, the weighted average floating interest rate and the weighted average fixed swapped interest rate was 5.64% and 11.85%, respectively.

The Company's Credit Agreement provides the Company with the following borrowing limits, maturities and interest rates (in thousands):

                                         PRINCIPAL AMOUNT                                   MATURITY
                                         ----------------                                   --------
Revolving credit facility........          $     100,000                                  July 31, 2008
Term A loan......................                125,000                                  July 31, 2008
Term B loan......................                125,000                               January 31, 2009
Term C loan......................                 44,500                                 March 31, 2009
Term D loan......................                  4,375                               January 31, 2009

                                             INTEREST RATE OPTIONS                    INTEREST TERMS
                                             ---------------------                    --------------
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

     * The applicable margin is determined by a grid tied to the Company's leverage ratio. Initially, the applicable margin is 4.0% if the LIBOR rate is used, or 3.0% if the Base Rate is used.
     ** Interest on the Term C loan accrued to principal through March 31, 2004, and thereafter is payable monthly.

Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through May 10, 2004 and $6.0 million from May 11, 2004 through November 15, 2004, impose limits on its capital expenditures that vary annually, and require it to maintain certain leverage, fixed charges and interest coverage ratios as described in the Credit Agreement. A default in the observance of these covenants could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately.

On May 12, 2004, the Company and the lenders under the Credit Agreement entered into the Third Amendment. Pursuant to the Third Amendment, the covenant previously obligating the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million during the period from May 11, 2004 through June 30, 2004 was amended to require the Company to maintain an aggregate minimum amount of cash and committed financing of $6.0 million during the period from May 11, 2004 through November 15, 2004. The Third Amendment does not affect the Company's other financial covenants to maintain certain leverage, fixed charges and interest coverage ratios, which become effective on September 30, 2004. The Third Amendment also incorporated certain clarifying and ministerial changes into the Credit Agreement.

On June 30, 2004, the Company and the lenders under the Credit Agreement entered into another amendment to the Credit Agreement that deferred the Company's obligation to make certain principal payments in the aggregate amount of $3.1 million from June 30, 2004 to July 30, 2004.

The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2004 but failed to make certain payments that were due on July 30, 2004. Such failure constituted an event of default under the senior credit facility and the Company's subordinated debt and would permit the Company's obligations under its senior credit facility and subordinated notes to be declared to be immediately payable. As a result of this event, the Company's long-term debt has been classified as current in the consolidated balance sheet as of June 30, 2004. (Refer to Note 2 for further details.)

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

At June 30, 2004, the Company had an interest rate swap agreement with a notional principal amount of $125.0 million expiring in February 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. Approximately 31% of the underlying senior credit facility debt is being hedged with this interest rate swap agreement. The fair value of the interest rate swap agreement was a $9.3 million and $13.5 million liability as of June 30, 2004 and December 31, 2003, respectively. The fair value of the interest rate swap agreement is estimated based on quotes from a broker and represents the estimated amount that the Company would expect to pay to terminate the agreement at each such date. (Refer to Note 14 regarding an amendment and waiver to the interest rate swap agreement.)

NOTE 10.          COMPREHENSIVE LOSS

The fair value of the interest rate swap agreement is included in accumulated other comprehensive loss on the consolidated balance sheet and the change in the fair value of the interest rate swap agreement is the only component of the other comprehensive loss. Comprehensive loss for the three months ended June 30, 2004 and 2003 was $41.6 million and $23.4 million, respectively. Comprehensive loss for the six months ended June 30, 2004 and 2003 was $81.1 million and $48.6 million, respectively.

NOTE 11.          RESTRUCTURING COSTS

The Company implemented an operational restructuring plan in September 2002 and in conjunction with the plan recorded restructuring costs of $5.3 million, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. A portion of the restructuring plan was modified in February 2003. At that time, the Company revised the restructuring costs for $0.1 million in termination benefits and other network facility costs that became known during the first quarter of 2003 and reversed approximately $0.7 million in restructuring costs related to certain collocation sites.

At June 30, 2004, approximately $1.5 million of the total restructuring costs recognized had been paid, and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.4 million that extend beyond one year and are included in other long-term liabilities.

The following table highlights the cumulative restructuring activities through June 30, 2004 (in thousands):

                                                    TERMINATION         LEASE          NETWORK
                                                     BENEFITS        OBLIGATIONS    FACILITY COSTS        TOTAL
                                                     --------        -----------    --------------        -----
Initial restructuring charge.......................  $    559       $     3,440       $     1,283      $    5,282
Adjustments due to plan modifications..............        50                --              (585)           (535)
Payment of benefits and other obligations..........      (609)             (408)             (332)         (1,349)
                                                     ---------      -----------       -----------      ----------
Balance at December 31, 2003.......................        --             3,032               366           3,398
Payment of benefits and other obligations..........        --              (188)              (10)           (198)
                                                     ---------      -----------       -----------      ----------

Balance at June 30, 2004..........................   $     --       $     2,844       $       356      $    3,200
                                                     =========      ===========       ===========      ==========


NOTE 12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing activities and cash flow information for the six months ended June 30 (in thousands):

                                                                                      2004             2003
                                                                                      ----             ----
         Interest paid.......................................................... $  15,364         $   15,080
         Capital lease obligations for IRUs..................................... $   2,712         $    1,923
         Issuance of common stock for employer 401(k) contribution.............. $      --         $      409


NOTE 13.          COMMITMENTS AND CONTINGENCIES

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has evaluated all of their long-lived assets for impairment as of June 30, 2004. When the carrying value of an asset exceeds the undiscounted cash flows directly related to it, there is an impairment. The impairment loss is recognized as the amount by which the asset's carrying value exceeds its fair value. No such impairment losses under the SFAS No. 144 standard were recorded as of June 30, 2004. If the Financial Restructuring is implemented as currently contemplated, the Company's balance sheet may be materially impacted. The Company expects to implement fresh start accounting upon emergence from their Financial Restructuring, requiring the Company to record its balance sheet at fair value, which may vary materially from the carrying value of assets and liabilities as of June 30, 2004.

The Company's net operating loss carryforwards, which were subject to annual use limitations, may be significantly reduced as a result of the Financial Restructuring. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Financial Restructuring. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. The Company believes that it will experience such an ownership change as a result of the implementation of its Financial Restructuring. However, because the Company will be under the jurisdiction of a court in a case under Chapter 11 of the United States Bankruptcy Code at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, the Company has not yet determined the full impact of all limitations.

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

NOTE 14.          SUBSEQUENT EVENTS

On August 9, 2004, the Company and the counterparty under its interest rate swap agreement entered into an amendment and waiver to the interest rate swap agreement pursuant to which a payment of approximately $1.8 million due to be paid by the Company to the counterparty on August 9, 2004 was deferred until September 30, 2004 or such earlier date on which the Company obtains debtor-in-possession financing in connection with the proposed Financial Restructuring. In the amendment and waiver the counterparty also waived certain defaults under the interest rate swap agreement until September 30, 2004. As a result of this event, the interest rate swap liability has been classified as current in the consolidated balance sheet as of June 30, 2004.

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

These forward-looking statements are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to:

o The ability to effect a Financial Restructuring described under the caption "Going Concern Matter" below that will significantly reduce the amount of our indebtedness,

o Compliance with covenants for borrowings under our senior credit facility and subordinated notes and the willingness of the lenders under our senior credit facility and the holders of our subordinated notes to cooperate with us in connection with any non-compliance,

o    The impact that the Financial Restructuring may have on our business,

o    Availability of additional capital or financing,

o    Availability of significant operating cash flows,

o    Continued availability of regulatory approvals,

o The number of potential customers and average revenue for such customers in a market,

o    The existence or continuation of strategic alliances or relationships,

o    Technological, regulatory or other developments in our business,

o    Changes in the competitive climate in which we operate, and

o    The emergence of future opportunities.

All of these could cause our actual results and experiences to vary significantly from our current business plan and to differ materially from anticipated results and expectations expressed in the forward-looking statements contained herein. These and other applicable risks are summarized under the caption "Risk Factors" and elsewhere in our Annual Report on Form 10-K, filed on March 30, 2004. You should consider all of our written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

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

The table below provides selected key operational data as of:

                                                              June 30, 2004                June 30, 2003
                                                              -------------                -------------
         Lines in service.....................................      540,824                      513,547

         Total central office collocations....................          505                          505

         Markets in operation.................................           29                           29

         Markets with operational intra-city fiber............           19                           19

         Number of voice switches.............................           25                           25

         Number of data switches..............................           63                           63

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

On July 30, 2004, we failed to make certain payments in the aggregate amount of $5.1 million that were then due under our senior credit facility. Such failure constituted an event of default under our senior credit facility and our subordinated notes and would permit our obligations under our senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under our senior credit facility and the holders of the subordinated notes have entered into standstill and, in the case of our subordinated notes, waiver agreements on July 30, 2004, subject to certain conditions, pursuant to which they have agreed not to take any action before August 30, 2004 with respect to such default so as to provide us with additional time to facilitate the negotiation and initiation of the Financial Restructuring (as defined below) which is anticipated to be in the form of a "prepackaged" or prearranged proceeding under Chapter 11 of the United States Bankruptcy Code. As a result of the event of default, our long-term debt has been reclassified to short-term in the consolidated balance sheet as of June 30, 2004. We do not expect to be in a position on August 30, 2004 to make the payments due under our senior credit facility, and we do not expect to be able to satisfy the covenants relating to our senior credit facility throughout the remainder of 2004. If the lenders under our senior credit facility and the holders of our subordinated notes do not extend such standstill and waiver agreements or otherwise continue to cooperate with us in connection with the Financial Restructuring, we could be forced to seek relief through a different bankruptcy process than the contemplated Financial Restructuring that might have a greater impact on our ability to operate our business in the ordinary course.

On August 2, 2004, we announced that we had reached an agreement in principle with ad hoc committees of the lenders under our senior credit facility and the holders of our subordinated notes to restructure and substantially reduce our outstanding indebtedness (the "Financial Restructuring"). The Financial Restructuring is expected to consist of: (i) the conversion of our approximately $404.0 million of outstanding debt under our senior credit facility into $175.0 million of new senior secured term notes payable over six years and 90% of our outstanding common stock following the Financial Restructuring; (ii) the conversion of our approximately $252.0 million of outstanding subordinated notes into the remaining 10% of such common stock and into two series of seven-year warrants to purchase additional shares of common stock following the Financial Restructuring; and (iii) the establishment of a new revolving credit facility of up to $25.0 million from a subset of the lenders under our senior credit facility to provide for ongoing working capital requirements. Upon completion of the Financial Restructuring, certain restricted stock and/or stock option grants are expected to be made to the Company's management in amounts and subject to conditions to be determined. There can be no assurances that we will be able to effect the Financial Restructuring as contemplated or at all.

We anticipate implementing the Financial Restructuring through a "prepackaged" or prearranged proceeding under Chapter 11 of the United States Bankruptcy Code. Our goal in using this process is to permit our normal operations and client services to continue without interruption through the Financial Restructuring process. Our goal is to complete the Financial Restructuring process by the end of 2004. We expect that the rights of our existing preferred and common stockholders and the existing holders of options and warrants to purchase our common stock would be extinguished in connection with the Financial Restructuring and that the holders of such securities would not receive any recovery.

If the Financial Restructuring is implemented as currently contemplated, our debt will be significantly reduced and our liquidity will be improved. Our ability to function as a going concern after the implementation of the Financial Restructuring will depend on our obtaining and retaining a significant number of customers, generating significant and sustained growth in our cash flows from operating activities, and managing our costs and capital expenditures to be able to meet our reduced debt service obligations. Our ability to do so will depend on a number of uncertainties and factors outside our control, including those described above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS
COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

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

The following table shows the differences between our net cash provided by/(used in) operating activities, as determined in accordance with GAAP, and our EBITDA for the three-month periods ended (in thousands):

                                                         JUNE 30,      MARCH 31,     JUNE 30,
                                                           2004          2004         2003
                                                           ----          ----         ----
Net cash provided by/(used in) operating
 activities........................................     $  1,141      $  2,402      $ (3,763)
Adjustments to reconcile:
   Changes in assets and liabilities ..............       (3,781)       (2,375)        6,587
   Non-cash compensation ..........................          (95)         (106)         (186)
   Impairment of executive loans ..................       (2,200)           --            --
   Loss on disposition of assets ..................         (610)          (13)          (29)
                                                        --------      --------      --------
   Subtotal .......................................       (6,686)       (2,494)        6,372

     Net interest expense (net of other income) ...       32,503        31,446        16,746
     Interest payable in-kind on long-term debt ...       (7,845)       (8,425)       (7,844)
     Amortization of deferred financing costs .....       (1,044)       (1,022)       (1,110)
     Amortization of discount on long-term debt ...         (309)         (300)         (275)
     Accretion of preferred stock .................       (3,440)       (3,250)           --
     Dividends on preferred stock .................      (11,595)      (11,203)           --
                                                        --------      --------      --------
   Net cash interest expense ......................        8,270         7,246         7,517
                                                        --------      --------      --------

EBITDA ............................................     $  2,725      $  7,154      $ 10,126
                                                        ========      ========      ========

REVENUE

We generated $82.2 million in revenue during the three months ended June 30, 2004 which was essentially unchanged as compared to revenue for the three months ended June 30, 2003, and a 1.3% increase compared to the revenue for the three months ended March 31, 2004.

Revenue for the three months ended June 30, 2004 was unchanged as compared to the three months ended June 30, 2003 primarily as a result of the increase in lines in service offset by reductions in access revenue and the loss of a large wholesale customer. Our total lines in service increased from June 30, 2003 by approximately 5.3% to 540,824 lines at June 30, 2004. This increase in revenues from having more lines in service was offset by a decrease in access revenue attributable to reduced interstate per minute rates that we charge other carriers as FCC mandated per minute rate reductions took effect in June 2003. The loss of the wholesale customer negatively impacted revenue by $3.5 million for the three months ended June 30, 2004. Average revenue per line for the three months ended June 30, 2004 decreased by approximately 4.1% as compared to the three months ended June 30, 2003 and by approximately 1.1% as compared to the three months ended March 31, 2004. We expect total revenue to be relatively stable over the remainder of 2004. Revenue is expected to increase due to an increase in lines in service, the introduction of residential services in selected markets, and the introduction of new service offerings, including Select Savings.free and other bundled voice and data offerings. However, the increases from line growth and growth through new offerings are expected to be offset by further access revenue decreases. We expect access revenue to decrease, beginning in June 2004, as interstate per minute rates will decline due to the FCC mandated per minute rate reductions.

Our churn rate for the three months ended June 30, 2004, of our facilities-based business clients, was 1.4% per month. This compares to 1.4% per month each for the three months ended June 30, 2003 and for the three months ended March 31, 2004, respectively. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

NETWORK COSTS

Network costs for the three months ended June 30, 2004 were $38.3 million, representing a 7.4% decrease from network costs of $41.3 million for the three months ended June 30, 2003 and a 1.7% increase from network costs of $37.6 million for the three months ended March 31, 2004. Network costs as a percentage of total revenues were 46.6% at June 30, 2004, a decrease compared to 50.3% for the three months ended June 30, 2003 and an increase compared to 46.4% for the three months ended March 31, 2004.

Network cost changes, in relation to revenue changes, reflect the continuing benefits of our fiber network implementation and other network optimization initiatives. These initiatives included least cost routing, replacing leased capacity with alternative technologies and grooming and capacity sizing of our network facilities. As a result, during the three months ended June 30, 2004, our average cost per line declined approximately 11.2% as compared to the three months ended June 30, 2003. These changes highlight the effectiveness of our network optimization initiatives and the benefits of leasing fiber. The average cost per line as compared to the three months ended March 31, 2004 decreased approximately 0.6%. Amortization of the cost of the capital leases for fiber is included in depreciation and amortization expense which is not a component of network costs.

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

o    Completion of local calls originated by our clients,

o Completion of originating (1+ calling) and terminating (inbound 800 calling) long distance calls by our clients, and

o    Non-recurring costs for installing and disconnecting lines.

Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive position in the markets we serve. We currently have operational intra-city fiber in 19 of the markets that we serve. We plan to activate fiber in an additional 3 markets across our footprint during 2004. Our fiber network consists of 1,457 route miles of operational intra-city fiber and 1,170 miles of operational inter-city fiber.

Our revenues exceeded our network costs by $43.9 million, or 53.4% of revenue, for the three months ended June 30, 2004, compared to $40.9 million, or 49.7% of revenue for the three months ended June 30, 2003, and $43.5 million, or 53.6% of revenue, for the three months ended March 31, 2004. We expect that our revenue in excess of network costs, as a percentage of revenue, will remain unchanged as our projected revenue increases will be offset by additional decreases in access revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2004 were $40.6 million compared to $30.7 million and $36.4 million during the three months ended June 30, 2003 and March 31, 2004, respectively. Excluding non-cash compensation expense described below, the selling, general and administrative expenses increased 32.6% from $30.5 million during the three months ended June 30, 2003 to $40.5 million during the three months ended June 30, 2004. For the three months ended March 31, 2004, selling, general and administrative expenses, excluding non-cash deferred compensation expense, were $36.3 million. Selling, general and administrative expenses are expected to increase during the remaining fiscal quarters of 2004 due to professional services expenses for consultants and other advisors engaged to guide and facilitate our efforts with respect to our lenders.

Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

o    Administrative overhead and office lease expense; and

o    Bad debt expense.

Selling, general and administrative expenses, excluding non-cash compensation charges, as a percentage of revenue, were 49.3% for the three months ended June 30, 2004, as compared to 37.2% for the three months ended June 30, 2003 and 44.7% for the three months ended March 31, 2004. The increase in selling, general and administrative expenses from the three months ended June 30, 2003 and from the three months ended March 31, 2004 resulted from increased salaries, benefits, commissions, professional services, outside consulting, advertising expenses and a $2.2 million impairment of executive loans. Professional services increased $1.8 million during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and $1.7 million as compared to the three months ended March 31, 2004 primarily due to the engagement of consultants and other advisors to guide and facilitate our efforts with respect to our lenders. Advertising expense increased primarily as a result of our new offering of residential voice service which began in selected markets within our footprint in January 2004. The non-recourse executive loans made in August 2001 have been deemed to be impaired, as the amounts due on the loans are significantly greater than the value of the common stock pledged to secure the loans.

During the three months ended June 30, 2004, salary and benefits expense increased approximately $1.8 million as compared to the three months ended June 30, 2003, primarily as a result of headcount increases. Commission expense for the same comparative period increased $1.6 million due to an increase in lines sold and installed. At June 30, 2004, we employed 1,407 individuals. We employed 1,323 and 1,434 individuals at June 30, 2003 and March 31, 2004, respectively.

Also included in selling, general and administrative expenses for the three months ended June 30, 2004, is non-cash compensation expense of $0.1 million. This compares to $0.2 million for the three months ended June 30, 2003. Compensation expense for the three months ended June 30, 2004 and 2003 includes the expense associated with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 148, under which we adopted the financial statement measurement and recognition provisions of SFAS No. 123. Under SFAS No. 123, on a prospective basis, we recognize compensation expense for the fair value of all stock options granted after December 31, 2002 over the vesting period of the options.

RESTRUCTURING (CREDITS)/COSTS

We implemented an operational restructuring plan in September 2002 and modified such plan in February 2003. The plan included restructuring costs for employee termination benefits, contractual lease obligations and network facility costs.

The following table highlights cumulative restructuring activities through June 30, 2004 (in thousands):



                                           TERMINATION      LEASE          NETWORK FACILITY
                                             BENEFITS     OBLIGATIONS          COSTS           TOTAL
                                            -------         -------           -------         -------
Initial restructuring charge ............   $   559         $ 3,440           $ 1,283         $ 5,282
Adjustments due to plan modifications ...        50              --              (585)           (535)
Payment of benefits and other obligations      (609)           (408)             (332)         (1,349)
                                            -------         -------           -------         -------
Balance at December 31, 2003 ............        --           3,032               366           3,398
Payment of benefits and other obligations        --            (188)              (10)           (198)
                                            -------         -------           -------         -------

Balance at June 30, 2004 ................   $    --         $ 2,844           $   356         $ 3,200
                                            =======         =======           =======         =======



For the three months ended June 30, 2004, approximately $0.1 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.4 million that extend beyond one year and are included in other long-term liabilities.

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

LOSS ON DISPOSITION OF ASSETS

For the three months ended June 30, 2004, loss on disposition of assets was approximately $0.6 million as compared to $29,000 for the three month period ended June 30, 2003. The increase in the loss on disposition of assets was primarily the result of efforts to minimize our investment in certain switch equipment that we determined would no longer be used in our collocation sites.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended June 30, 2004 was $15.5 million. This represents a 9.5% decrease from the three months ended June 30, 2003. Depreciation expense remained relatively unchanged as compared to the three months ended March 31, 2004. The decrease in depreciation expense as compared to the three months ended June 30, 2003 was primarily related to certain switch software assets acquired in the acquisition of US Xchange, Inc. ("US Xchange") which became fully depreciated during three months ended September 30, 2003. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber ("IRUs") and amortization of the value of acquired customer relationships. We expect our depreciation and amortization expense to remain consistent with the three months ended June 30, 2004 for the remaining fiscal quarters of 2004.

INTEREST EXPENSE AND INCOME

Interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest expense on our subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and the Term C loan under the senior credit facility, and interest expense related to IRUs. Interest expense on the subordinated notes is payable-in-kind ("PIK") through November 2006. As of July 1, 2003, interest expense, net, includes the accretion and dividends on preferred stock in accordance with SFAS No. 150. Restatement of prior period classifications was not permitted upon adoption of SFAS No. 150.

Interest expense, net, for the three months ended June 30, 2004 and June 30, 2003 was approximately $32.5 million and $16.7 million, respectively. Interest expense, net for the three months ended March 31, 2004 was $31.4 million. The increase in interest expense, net, from the three months ended June 30, 2003 was attributable to an aggregate of $15.0 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 where corresponding amounts in prior periods were not included in interest expense, net. Interest expense also increased $0.5 million from the same quarter a year ago due to an increase in the amount of our borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates. We expect interest expense to increase over the next three months due to anticipated increases in LIBOR rates that will impact our borrowing rates. If the Financial Restructuring is implemented we expect our interest expense to decrease substantially because of the resulting substantial reduction in our outstanding indebtedness and the extinguishment of our outstanding preferred stock.

Cash interest expense is the interest expense that must be settled periodically in cash as compared to the interest expense which accretes to principal. Cash interest expense was $8.3 million for the three months ended June 30, 2004, and $7.5 million and $7.2 million for the three months ended June 30, 2003 and March 31, 2004, respectively. The increase in cash interest expense was the result of interest on the Term C loan of the senior credit facility being settled in cash monthly beginning on April 30, 2004, offset by lower interest rates on our senior credit facility borrowings. Subject to the impact from the Financial Restructuring, if implemented, cash interest expense is expected to increase for each of the three month periods remaining in 2004 due to anticipated increases in LIBOR rates that will impact our borrowing rates.

The non-cash accretion of and dividends on our preferred stock was $15.0 million for the three months ended June 30, 2004. Beginning on July 1, 2003, accretion and dividends on our redeemable preferred stock is classified as a component of interest expense in accordance with SFAS No. 150. Non-cash accretion and dividends on our preferred stock for the three months ended March 31, 2004 were $14.5 million. This change from the three months ended March 31, 2004 was primarily driven by the increase in dividends on preferred stock which result from the compounding effect of dividends that have accreted.

INCOME TAXES

We did not generate any taxable income during the three months ended June 30, 2004 and 2003, and did not incur any income tax liability as a result. We do not expect to generate taxable income during the remainder of 2004. As of December 31, 2003, we had approximately $598.1 million in net operating loss carryforwards for federal income tax purposes. Our net operating loss carryforwards, which were subject to annual use limitations, may be significantly reduced as a result of the Financial Restructuring. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of our Financial Restructuring. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. We believe that we will experience such an ownership change as a result of the implementation of our Financial Restructuring. However, because we will be under the jurisdiction of a court in a case under Chapter 11 of the United States Bankruptcy Code at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, we have not yet determined the full impact of all limitations.

NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss was $45.3 million, $23.8 million, and $40.0 million for the three months ended June 30, 2004, June 30, 2003 and March 31, 2004, respectively. The increase in net loss was attributable to an aggregate of $15.0 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 as of July 1, 2003, and the other factors previously discussed. The net loss applicable to common stockholders was $45.3 million, $36.6 million, and $40.0 million for the three months ended June 30, 2004, June 30, 2003, and March 31, 2004, respectively. The change in net loss applicable to common stockholders was attributable to the factors previously discussed.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

EBITDA

In this filing, we include references to and analyses of EBITDA amounts that are not calculated and presented in accordance with GAAP. EBITDA as used by management and certain investors is described in detail in the results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 section of this filing.

The following table shows the differences between our net cash provided by/(used in) operating activities, as determined in accordance with GAAP, and our EBITDA for the six month periods ended (in thousands):


                                                          JUNE 30,       JUNE 30,
                                                           2004           2003
                                                         --------       --------

Net cash provided by/(used in) operating activities      $  3,543       $(11,886)
Adjustments to reconcile:
   Changes in assets and liabilities ..............        (6,156)        15,541
   Non-cash compensation ..........................          (201)          (661)
   Impairment of executive loans ..................        (2,200)            --
   Loss on disposition of assets ..................          (623)           (88)
                                                         --------       --------
   Subtotal .......................................        (9,180)        14,792

     Net interest expense (net of other income) ...        63,948         33,155
     Interest payable in-kind on long-term debt ...       (16,270)       (15,427)
     Amortization of deferred financing costs .....        (2,066)        (2,251)
     Amortization of discount on long-term debt ...          (609)          (543)
     Accretion of preferred stock .................        (6,690)            --
     Dividends on preferred stock .................       (22,798)            --
                                                         --------       --------
   Net cash interest expense ......................        15,515         14,934
                                                         --------       --------

EBITDA ............................................      $  9,878       $ 17,840
                                                         ========       ========



REVENUE

We generated $163.4 million in revenue during the six months ended June 30, 2004 which was a 0.7% increase compared to revenue of $162.3 million for the six months ended June 30, 2003 and was attributable to an increase in the number of lines in service offset by a decline in access revenue and the loss of a large wholesale customer. Our total lines in service increased from June 30, 2003 by approximately 5.3% to 540,824 lines at June 30, 2004. Access revenue was negatively impacted by reduced interstate per minute rates that we charge other carriers as FCC mandated per minute rate reductions took effect in June 2003. The loss of the wholesale customer negatively impacted revenue by $5.8 million for the six months ended June 30, 2004.Average revenue per line for the six months ended June 30, 2004 decreased approximately 1.9% as compared to the six months ended June 30, 2003.

Our churn rate for the six months ended June 30, 2004, of our facilities-based business clients, was 1.4% per month. This compares to 1.5% per month for the six months ended June 30, 2003.

NETWORK COSTS

Network costs for the six months ended June 30, 2004 were $75.9 million, representing a 7.3% decrease from network costs of $81.8 million for the six months ended June 30, 2003. Network costs as a percentage of total revenues were 46.5% at June 30, 2004, a decrease compared to 50.4% for the six months ended June 30, 2003.

Network cost changes, in relation to revenue changes, reflect the continuing benefits of our fiber network implementation and other network optimization initiatives. These initiatives include least cost routing, replacing leased capacity with alternative technologies and grooming and capacity sizing of our network facilities. As a result, during the six months ended June 30, 2004, our average cost per line declined approximately 9.7% as compared to the six months ended June 30, 2003. These changes highlight the effectiveness of our network optimization initiatives and the benefits of leasing fiber. Amortization of the cost of the capital leases for fiber is included in depreciation and amortization expense which is not a component of network costs.

Our revenues exceeded our network costs by $87.5 million, or 53.5% of revenue, for the six months ended June 30, 2004, compared to $80.5 million, or 49.6% of revenue for the six months ended June 30, 2003.

Refer to the results of operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 section of this filing for a discussion of the components included in our network costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2004 were $77.0 million compared to $63.1 million during the six months ended June 30, 2003. Excluding non-cash compensation expense described below, the selling, general and administrative expenses increased 22.9% from $62.4 million during the six months ended June 30, 2003 to $76.8 million during the six months ended June 30, 2004.

Selling, general and administrative expenses, excluding non-cash compensation charges, as a percentage of revenue, were 47.0% for the six months ended June 30, 2004, as compared to 38.5% for the six months ended June 30, 2003. The increase in selling, general and administrative expenses from the six months ended June 30, 2003 resulted from increased salaries, benefits, commissions, temporary services, professional services, advertising expenses and a $2.2 million impairment of loans made to executives in August 2001. Professional services increased $1.8 million during the six months ended June 30, 2004 as compared to June 30, 2003 due to the engagement of consultants and other advisors to guide and facilitate our efforts with respect to our lenders. Advertising expense increased primarily as a result of our new offering of residential voice service which began in selected markets within our footprint in January 2004. The non-recourse executive loans made in August 2001 have been deemed to be impaired, as the amounts due on the loans are significantly greater than the value of the common stock pledged to secure the loans.

During the six months ended June 30, 2004, salary and benefits expense increased approximately $3.3 million as compared to the six months ended June 30, 2003, primarily as a result of headcount increases. Commission expense for the same comparative period increased $3.4 million due to an increase in lines sold and installed. Also during the six months ended June 30, 2004, temporary services increased $1.2 million as compared to the six months ended June 30, 2003. We employed 1,407 and 1,323 individuals at June 30, 2004 and June 30, 2003, respectively.

Also included in selling, general and administrative expenses for the six months ended June 30, 2004 is non-cash compensation expense of $0.2 million. This compares to $0.7 million for the six months ended June 30, 2003. Compensation expense for the six months ended June 30, 2004 and 2003 includes the expense associated with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 148, under which we adopted the financial statement measurement and recognition provisions of SFAS No. 123. Under SFAS No. 123, on a prospective basis, we recognize compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options.

RESTRUCTURING (CREDITS)/COSTS

We implemented an operational restructuring plan in September 2002 and modified such plan in February 2003. The plan included restructuring costs for employee termination benefits, contractual lease obligations and network facility costs.

For the six months ended June 30, 2004, approximately $0.2 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $2.4 million that extend beyond one year and are included in other long-term liabilities.

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

LOSS ON DISPOSITION OF ASSETS

For the six months ended June 30, 2004, loss on disposition of assets was approximately $0.6 million as compared to approximately $0.1 million for the six month period ended June 30, 2003. The increase in the loss on disposition of assets was primarily the result of efforts to minimize our investment in certain switch equipment that we determined would no longer be used in our collocation sites.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the six months ended June 30, 2004 was $31.2 million. This represents a 10.1% decrease from the six months ended June 30, 2003. The decrease in depreciation expense as compared to the six months ended June 30, 2003 was primarily related to certain switch software assets acquired in the acquisition of US Xchange which became fully depreciated during three months ended September 30, 2003.

INTEREST EXPENSE AND INCOME

Interest expense, net, for the six months ended June 30, 2004 and June 30, 2003 was approximately $63.9 million and $33.1 million, respectively. The increase in interest expense, net, from the six months ended June 30, 2003 was attributable to an aggregate of $29.5 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 where corresponding amounts in prior periods were not included in interest expense, net. Interest expense also increased $1.1 million from the comparable period a year ago due to an increase in the amount of our borrowings, offset by favorable declines in LIBOR rates that impacted our borrowing rates.

Cash interest expense is the interest expense that must be settled periodically in cash as compared to the interest expense which accretes to principal. Cash interest expense was $15.5 million for the six months ended June 30, 2004, and $14.9 million for the six months ended June 30, 2003. The increase in cash interest expense was the result of interest on the Term C loan of the senior credit facility being settled in cash monthly beginning on April 30, 2004 offset by lower interest rates on our senior credit facility borrowings.

The non-cash accretion of and dividends on our preferred stock was $29.5 million for the six months ended June 30, 2004. Beginning on July 1, 2003, accretion and dividends on our redeemable preferred stock is classified as a component of interest expense in accordance with SFAS No. 150. Non-cash accretion and dividends on our preferred stock for the six months ended June 30, 2003 were $25.2 million. This change from the six months ended June 30, 2003 was primarily driven by the increase in dividends on preferred stock which result from the compounding effect of dividends that have accreted.

INCOME TAXES

We did not generate any taxable income during the six months ended June 30, 2004 and 2003, and did not incur any income tax liability as a result. As of December 31, 2003, we had approximately $598.1 million in net operating loss carryforwards for federal income tax purposes. Our net operating loss carryforwards, which were subject to annual use limitations, may be significantly reduced as a result of the Financial Restructuring. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of our Financial Restructuring. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. We believe that we will experience such an ownership change as a result of the implementation of our Financial Restructuring. However, because we will be under the jurisdiction of a court in a case under Chapter 11 of the United States Bankruptcy Code at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, we have not yet determined the full impact of all limitations.

NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss was $85.3 million and $50.0 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The change in net loss was attributable to an aggregate of $29.5 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 as of July 1, 2003, and the other factors previously discussed. The net loss applicable to common stockholders was $85.3 million and $75.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The change in net loss applicable to common stockholders was attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the discussion of the going concern matter earlier in this section of management's discussion and analysis of financial condition and results of operations.

CREDIT FACILITIES

We have $398.9 million that has been committed under our senior credit facility, subject to various conditions, covenants and restrictions, including those described in Note 8 to the financial statements. At June 30, 2004, the maximum available funding under our senior credit facility was outstanding. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

We also have $245.5 million of subordinated notes outstanding, excluding the discount of $1.8 million and PIK interest of $4.4 million that has accrued as of June 30, 2004 but not accreted to principal. These notes are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those in our senior credit facility.

We are required to make periodic payments on our senior credit facility to reduce outstanding balances in 2004 of $12.2 million. On July 30, 2004, we failed to make certain payments in the aggregate amount of $5.1 million that were then due under our senior credit facility. Such failure constituted an event of default under our senior credit facility and our subordinated notes and would permit our obligations under our senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under our senior credit facility and the holders of our subordinated notes have entered into standstill and, in the case of the subordinated notes, waiver agreements on July 30, 2004, subject to certain conditions, pursuant to which they have agreed not to take any action before August 30, 2004 with respect to such default so as to provide us with additional time to facilitate the negotiation and initiation of the Financial Restructuring. As a result of the event of default, our long-term debt has been reclassified to short-term in the consolidated balance sheet as of June 30, 2004.

On August 9, 2004, we and the counterparty under our interest rate swap agreement entered into an amendment and waiver to the interest rate swap agreement pursuant to which a payment of approximately $1.8 million due to be paid by us to the counterparty on August 9, 2004 was deferred until September 30, 2004 or such earlier date on which we obtain debtor-in-possession financing in connection with the proposed Financial Restructuring. In the amendment and waiver the counterparty also waived certain defaults under the interest rate swap agreement until September 30, 2004. As a result of this event, the interest rate swap liability has been classified as current in the consolidated balance sheet as of June 30, 2004.

In connection with the proposed Financial Restructuring, we intend to obtain debtor-in-possession financing to meet our liquidity needs during the Financial Restructuring process. Upon completion of the Financial Restructuring, we expect this financing to be replaced with a new revolving credit facility of up to $25.0 million from a subset of the lenders under our senior credit facility to provide for our ongoing working capital requirements. There can be no assurance that we will be able to obtain such financing or that the terms of any such financing that is available will be acceptable to us. Assuming that we do not make principal or interest payments due under our senior credit facility or the payment due under the interest rate swap agreement, we expect that our cash reserves and our cash flow from operations will be sufficient to satisfy our operating cash needs until we obtain debtor-in-possession financing.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have evaluated all of our long-lived assets for impairment as of June 30, 2004. When the carrying value of an asset exceeds the undiscounted cash flows directly related to it, there is an impairment. The impairment loss is recognized as the amount by which the asset's carrying value exceeds its fair value. No such impairment losses under the SFAS No. 144 Standard were recorded as of June 30, 2004. If the Financial Restructuring is implemented as currently contemplated, our balance sheet may be materially impacted. We expect to implement fresh start accounting upon our emergence from Financial Restructuring, requiring us to record our balance sheet at fair value, which may vary materially from the carrying value of assets and liabilities as of June 30, 2004.

CASH FLOWS

We have incurred significant operating and net losses since our inception. Although not necessarily indicative of future cash flow results, we have generated positive cash flow from operations for the six months ended June 30, 2004, as well as for the six months ended December 31, 2003. While we expect our cash flows from operations to remain positive for the remaining fiscal quarters of 2004, changes in interest rates and working capital make it difficult to predict whether cash flows from operations will increase or decrease during those periods. If the Financial Restructuring is implemented, we would expect our cash flow from operations to increase primarily due to a reduction in interest expense. We also generated positive EBITDA during the first two fiscal quarters of 2004 and each of the fiscal quarters in 2003. While we expect to continue to generate positive EBITDA and expect our EBITDA to grow, we also expect to continue to have operating losses. As of June 30, 2004, we had an accumulated deficit of $1.2 billion.

Net cash provided by operating activities was approximately $3.5 million for the six months ended June 30, 2004 while net cash used in operating activities for the six months ended June 30, 2003 was approximately $11.9 million. Net cash provided by operating activities for the six months ended June 30, 2004 was primarily due to positive net working capital changes of $6.2 million, of which $0.2 million was related to payments of our operational restructuring obligations. Net cash used in operating activities for the six months ended June 30, 2003 was primarily due to net losses from operations, negative net working capital changes of $15.5 million, of which $0.6 million was related to payments of our operational restructuring obligations, and interest expense payable in cash of $14.9 million. The change in net working capital for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to the timing of vendor invoice payments and collections and settlements of amounts owed to us since June 30, 2003.

Net cash used in investing activities was $9.2 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. Net cash used in investing activities for the six months ended June 30, 2004 primarily related to capital expenditures for technology to support the growth in newer service offerings, including Select Savings.free and other bundled voice and data offerings. Net cash used in investing activities for the six months ended June 30, 2003 related to capital expenditures in support of growth in our existing markets.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2004 compared to net cash provided by financing activities of $1.4 million for the six months ended June 30, 2003. Net cash used in financing activities for the six months ended June 30, 2004 was primarily related to payments under capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2003 was related to borrowings under the senior credit facility offset by payments under capital lease obligations. Funds received from senior credit facility borrowings were used for capital expenditures and general corporate purposes. We do not expect to receive additional cash from financing activities as a result of borrowings under our existing senior credit facility as all of the existing financing commitments have been used.

CAPITAL REQUIREMENTS

Capital expenditures were $9.3 million and $4.0 million for the six months ended June 30, 2004 and 2003, respectively. We expect that our capital expenditures will be between $15.0 million and $25.0 million for 2004 as we continue to penetrate our existing markets. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the availability of financial resources, the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry and other factors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

At its March 31, 2004 meeting, the Emerging Issues Task Force ratified its consensus in EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires companies to evaluate whether or not their investments in limited liability companies (LLC) should be accounted for on the equity method of accounting. The Task Force confirmed its previous conclusion that LLCs that have separate ownership accounts for each investor should be accounted for like investments in partnerships. This conclusion is based on the fact that the investor's separate account is its claim on the long-term appreciation in net assets of the LLC similar to a partner's capital account. Investors in partnerships have used a lower threshold for determining whether they should record an investment on the equity method (under SOP No. 78-9, Accounting for Investments in Real Estate Ventures) than allowed under SFAS No. 115. The consensus must be applied in the first period beginning after June 15, 2004. We have an investment in a limited liability company, and have not completed the process of evaluating the impact that will result from adopting this consensus.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004 and December 31, 2003, the carrying value of our debt obligations, excluding capital lease obligations, was $648.9 million and $632.0 million, respectively. The fair value of these debt obligations at June 30, 2004 is not determinable though it is recognized to be less than the carrying value due to the contemplated Financial Restructuring. The fair value of these obligations at December 31, 2003 was $643.3 million. The changes in value are due to non-cash amortization of debt discount of $0.6 million, interest payable in-kind that accreted to principal of $15.1 million, and changes in related interest rates. The weighted average interest rate of our debt obligations at June 30, 2004 and December 31, 2003 was 7.56% and 7.41%, respectively.

Also, a hypothetical increase of 100 basis points from prevailing interest rates at June 30, 2004 would have resulted in an approximate increase in cash required for interest on variable rate debt during the remaining fiscal year of $1.3 million, increasing to $2.5 million in the next fiscal year, and then declining to $2.1 million, $1.5 million, 0.8 million, and $0.1 million in the second, third, fourth and fifth years, respectively. At June 30, 2004, $279.1 million of our debt was variable rate debt.

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

At June 30, 2004, we had an interest rate swap agreement for a notional amount of $125.0 million. At June 30, 2004, the weighted average pay rate for the interest rate swap agreement was 6.94% and the average receive rate was 1.18%. Based on the fair value of the interest rate swap at June 30, 2004, it would have cost us $9.3 million to terminate the agreement. A hypothetical decrease of 100 basis points in the receive rate would have increased the cost to terminate this agreement by approximately $1.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          On July 30, 2004, we failed to make certain payments in the aggregate amount of $5.1 million that were then due under our senior credit facility (which amount is the total arrearage due as of the date of the filing of this report). Such failure constituted an event of default under our senior credit facility and our subordinated notes and would permit our obligations under our senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under our senior credit facility and the holders of our subordinated notes have entered into standstill and, in the case of the subordinated notes, waiver agreements on July 30, 2004, subject to certain conditions, pursuant to which they have agreed to not take any action before August 30, 2004 with respect to such default to provide us with additional time to facilitate the negotiation and initiation of the Financial Restructuring discussed in the "Going Concern Matter" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Director Resignations. On July 23, 2004, Messrs. Abramson and Hoffen resigned from our Board of Directors and the Board of Directors of each of our subsidiaries. Messrs. Abramson and Hoffen were designated to serve on these Boards of Directors by Morgan Stanley Capital Partners III, L.P. and Morgan Stanley Dean Witter Capital Partners IV, L.P. (together with certain of their affiliated private equity funds that have invested in us, the "Morgan Stanley Entities") under the terms of the transaction agreement among us, the Morgan Stanley Entities, other institutional investors and certain management investors. The Morgan Stanley Entities' primary interest in us is in the form of common stock, preferred stock and warrants to purchase common stock. It is expected that the Morgan Stanley Entities' entire equity interest in us will be extinguished in connection with the Financial Restructuring. Neither Mr. Abramson nor Mr. Hoffen has notified us that he disagrees with us on any matter relating to our operations, policies or practices.

          Postponement of Annual Meeting. Because we have been focused on negotiating and preparing for the contemplated Financial Restructuring and because of the likely impact of the Financial Restructuring on our capital structure, the Board of Directors has postponed indefinitely our annual meeting of stockholders originally scheduled to be held on August 17, 2004.

Item 6.   Exhibits and Reports for Form 8-K

          A.  Exhibits

              See Exhibit Index

          B.  Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CHOICE ONE COMMUNICATIONS INC.
                          Registrant


DATE: August 13, 2004     By:  /s/ Steve M. Dubnik
                             ---------------------------------------------------
                          Steve M. Dubnik, Chairman and Chief Executive Officer
                          (Principal Executive Officer)





                          By:  /s/ Ajay Sabherwal
                             ---------------------------------------------------
                          Ajay Sabherwal, Executive Vice President, Finance and Chief Financial Officer
                          (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION                                                LOCATION
------       -----------                                                --------

  3.1        Amended and Restated Certificate of                        Incorporated by reference from Exhibit 3.1 to
             Incorporation.                                             Choice One Communication Inc.'s Registration
                                                                        Statement on Form S-1 declared effective on
                                                                        February 16, 2000 located under Securities and
                                                                        Exchange Commission File No. 333-91321
                                                                        ("February 2000 Registration Statement").

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

  3.4        Certificate of Amendment of Certificate of                 Incorporated by reference from Exhibit 10.25 to
             Designations for Series A Senior Cumulative                the Company's 10-K filed on April 1, 2002.
             Preferred Stock of Choice One Communications
             Inc.

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

 10.1        Second Amendment dated as of May 5, 2004  to the           Incorporated by reference from Exhibit 10.3 to
             Third Amended and Restated Credit Agreement, dated         the Company's Form 10-Q for the period ended
             September 13, 2002, among Choice One                       March 31, 2004.
             Communications Inc., as Guarantor, its
             subsidiaries as Borrowers, Wachovia Investors,
             Inc., as Administrative Agent and Collateral
             Agent, General Electric Capital Corporation, as
             Syndication Agent, Morgan Stanley Senior Funding,
             Inc., as Documentation Agent, and the Lenders
             thereto

 10.2        Third Amendment dated as of May 12, 2004  to the           Incorporated by reference from Exhibit 10.4 to
             Third Amended and Restated Credit Agreement, dated         the Company's Form 10-Q for the period ended
             September 13, 2002, among Choice One                       March 31, 2004.
             Communications Inc., as Guarantor, its
             subsidiaries as Borrowers, General Electric
             Capital Corporation, as successor administrative
             agent and syndication agent, and the Lenders
             thereto



EXHIBIT
NUMBER       DESCRIPTION                                                LOCATION
-------      -----------                                                --------

10.3         Fourth Amendment dated as of May 25, 2004 to               Filed herewith
             the Third Amended and Restated Credit
             Agreement, dated September 13, 2002, among
             Choice One Communications Inc., as Guarantor,
             its subsidiaries as Borrowers, General Electric
             Capital Corporation, as successor administrative
             agent and syndication agent, and the Lenders
             thereto

10.4         Standstill Agreement and Conditional Amendment to          Incorporated by reference from Exhibit 10.1 to
             the Credit Agreement, dated as of June 30, 2004,           the Company's Form 8-K filed on July 1, 2004.
             by and among the registrant, its subsidiaries, the
             Administrative Agent, and the Lenders pursuant to
             the Company's Third Amended and Restated Credit
             Agreement dated as of September 13, 2002 and as
             amended on November 12, 2002, May 5, 2004, May 12,
             2004 and May 25, 2004.

10.5         Second Standstill Agreement and Conditional                Incorporated by reference from Exhibit 10.1 to
             Amendment to the Credit Agreement, dated as of             the Company's Form 8-K filed on August 2, 2004.
             July 30, 2004, by and among the registrant, its
             subsidiaries, the Administrative Agent, and the
             Lenders pursuant to the Company's Third Amended
             and Restated Credit Agreement dated as of
             September 13, 2002 and as amended on November 12,
             2002, May 5, 2004, May 12, 2004 and May 25, 2004.

10.6         Subordinated Notes Waiver and Agreement, dated             Incorporated by reference from Exhibit 10.2 to
             as of July 30, 2004, by and among the registrant           the Company's Form 8-K filed on August 2,
             and each of the other parties thereto.                     2004.


10.7         Waiver Agreement and Amendment to Swap                     Filed herewith
             Transaction  Documents, dated as of August 9,
             2004 among the subsidiaries of the registrant
             and Wachovia Bank, N.A,

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
