Form 10-Q
period 2004-09-30
CHOICE ONE COMMUNICATIONS INC
filed 2004-11-18
CIK 1091953

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                          QUARTERLY REPORT ON FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______ TO ______


                         COMMISSION FILE NUMBER: 0-29279

                          ----------------------------

                         CHOICE ONE COMMUNICATIONS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


STATE OF DELAWARE                                                      6-1550742
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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

As of November 1, 2004, there were outstanding 44,146,570 shares of the registrant's common stock, par value $0.01 per share.

            CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 ....  2

          Condensed Consolidated Statements of Operations for the three months ended September
          30, 2004 and September 30, 2003 .........................................................  3

          Condensed Consolidated Statements of Operations for the nine months ended September
          30, 2004 and September 30, 2003 .........................................................  4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
          2004 and September 30, 2003 .............................................................  5

          Notes to Condensed Consolidated Financial Statements ....................................  6

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations.... 20

Item 3    Quantitative and Qualitative Disclosures about Market Risk .............................. 38

Item 4    Controls and Procedures ................................................................. 39

PART II   OTHER INFORMATION

Item 1    Legal Proceedings ....................................................................... 40

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ............................. 40

Item 3    Defaults Upon Senior Securities ......................................................... 40

Item 4    Submission of Matters to a Vote of Security Holders ..................................... 40

Item 5    Other Information ....................................................................... 40

Item 6    Exhibits ................................................................................ 40

Signatures ........................................................................................ 41


                                       (i)

                          PART I FINANCIAL INFORMATION
                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 2004              2003
                                                                                             --------------    --------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents ...........................................................   $        6,908    $       16,238
     Accounts receivable, net ............................................................           31,908            30,859
     Prepaid expenses and other current assets ...........................................            4,371             3,251
                                                                                             --------------    --------------
         Total current assets ............................................................           43,187            50,348

Property and equipment, net of accumulated depreciation ..................................          266,495           295,423

Intangible assets, net of accumulated amortization .......................................            9,076            17,122
Other assets, net (primarily deferred financing costs)....................................           16,570            20,575
                                                                                             --------------    --------------
Total assets .............................................................................   $      335,328    $      383,468
                                                                                             ==============    ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Current portion of capital leases for indefeasible rights to use fiber ..............   $        1,017    $          962
     Current portion of long-term debt (net of unamortized discount of $4,854
       at September 30, 2004) ............................................................          657,330            12,220
     Interest rate swap at fair value ....................................................            8,280                --
     Accounts payable ....................................................................           21,922             7,762
     Accrued expenses ....................................................................           50,198            42,627
                                                                                             --------------    --------------
         Total current liabilities .......................................................          738,747            63,571
Long-Term Liabilities:
     Long-term debt (net of unamortized discount of $5,781 at December 31, 2003)..........               --           619,756

     Mandatorily Redeemable Series A preferred stock, $0.01 par value, 340,000 shares authorized; 251,588 shares issued and outstanding, at September 30, 2004,
       ($372,500 liquidation value at September 30, 2004, inclusive of
       accrued dividends of $103,302)...........................................341,120 ..          295,990
     Interest rate swap at fair value ....................................................               --            13,500
     Long-term portion of capital leases for indefeasible rights to use fiber ............           33,951            32,037
     Other long-term liabilities .........................................................            3,434             3,609
                                                                                             --------------    --------------
         Total long-term debt and other long-term liabilities ............................          378,505           964,892

Commitments and Contingencies (Note 13)

Stockholders' Deficit:
     Undesignated preferred stock, $0.01 par value, 4,600,000 shares
       authorized, no shares issued and outstanding ......................................               --                --
     Common stock, $0.01 par value, 150,000,000 authorized; 44,281,985 and
       44,261,052 shares issued as of September 30, 2004 and December 31, 2003,
       respectively ......................................................................              443               443
     Treasury stock, 135,415 shares, at cost, at September 30, 2004 and
       December 31, 2003, respectively ...................................................             (473)             (473)
     Additional paid-in capital ..........................................................          477,611           475,179
     Deferred compensation ...............................................................             (894)             (962)
     Accumulated other comprehensive loss ................................................               --           (13,500)
     Accumulated deficit .................................................................       (1,258,611)       (1,105,682)
                                                                                             --------------    --------------
         Total stockholders' deficit .....................................................         (781,924)         (644,995)
                                                                                             --------------    --------------
Total liabilities and stockholders' deficit ..............................................   $      335,328    $      383,468
                                                                                             ==============    ==============

      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                 2004              2003
                                                                                             --------------    --------------
Revenue ..................................................................................   $       81,825    $       80,822

Operating expenses:
     Network costs, excluding depreciation expense of $9,177 and $8,390 in 2004
       and 2003, respectively ............................................................           45,361            38,846
     Selling, general and administrative, excluding depreciation and amortization expense of $5,974 and $6,990 in 2004 and 2003, respectively, and including non-cash stock-based compensation of $94 and $145 in 2004
       and 2003, respectively ............................................................           40,552            31,714
     Loss on disposition of assets .......................................................            3,189               154
     Restructuring costs .................................................................            1,726                --
     Depreciation and amortization .......................................................           15,151            15,380
                                                                                             --------------    --------------
         Total operating expenses ........................................................          105,979            86,094
                                                                                             --------------    --------------

Loss from operations .....................................................................          (24,154)           (5,272)

Interest income/(expense):
     Interest income .....................................................................               10                29
     Interest expense ....................................................................          (26,351)          (16,625)
     Accretion of preferred stock ........................................................           (3,641)           (2,902)
     Accrued dividends on preferred stock ................................................          (12,001)          (10,458)
                                                                                             --------------    --------------
         Total interest expense, net .....................................................          (41,983)          (29,956)
                                                                                             --------------    --------------

Net loss before cumulative effect of a change in accounting principle ....................          (66,137)          (35,228)

Cumulative effect of a change in accounting principle ....................................           (1,521)               --
                                                                                             --------------    --------------

Net loss applicable to common stockholders ...............................................   $      (67,658)   $      (35,228)
                                                                                             ==============    ==============

Net loss applicable to common stockholders per share, basic and diluted ..................   $        (1.25)   $        (0.65)
                                                                                             ==============    ==============

Weighted average number of shares outstanding, basic and diluted .........................       54,098,459        54,006,877
                                                                                             ==============    ==============


      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                  2004             2003
                                                                                             --------------    --------------
Revenue ..................................................................................   $      245,175    $      243,111

Operating expenses:
     Network costs, excluding depreciation expense of $27,902 and $28,021 in 2004
       and 2003, respectively ............................................................          121,255           120,684
     Selling, general and administrative, excluding depreciation and amortization expense of $18,452 and $22,082 in 2004 and 2003, respectively, and including non-cash stock-based compensation of $295 and
       $806 in 2004 and 2003, respectively ...............................................          117,506            94,808
     Loss on disposition of assets .......................................................            3,812               242
     Restructuring costs/(credits) .......................................................            1,726              (535)
     Depreciation and amortization .......................................................           46,354            50,103
                                                                                             --------------    --------------
         Total operating expenses ........................................................          290,653           265,302
                                                                                             --------------    --------------

Loss from operations .....................................................................          (45,478)          (22,191)

Interest income/(expense):
     Interest income .....................................................................               39               175
     Interest expense ....................................................................          (60,840)          (49,891)
     Accretion of preferred stock ........................................................          (10,331)           (2,902)
     Accrued dividends on preferred stock ................................................          (34,800)          (10,458)
                                                                                             --------------    --------------
         Total interest expense, net .....................................................         (105,932)          (63,076)
                                                                                             --------------    --------------

Net loss before cumulative effect of a change in accounting principle ....................         (151,410)          (85,267)

Cumulative effect of a change in accounting principle ....................................           (1,521)               --
                                                                                             --------------    --------------

Net loss .................................................................................         (152,931)          (85,267)

     Accretion of preferred stock ........................................................               --             5,334
     Accrued dividends on preferred stock ................................................               --            19,867
                                                                                             --------------    --------------

Net loss applicable to common stockholders ...............................................   $     (152,931)   $     (110,468)
                                                                                             ==============    ==============

Net loss applicable to common stockholders per share, basic and diluted ..................   $        (2.83)   $        (2.05)
                                                                                             ==============    ==============

Weighted average number of shares outstanding, basic and diluted .........................       54,093,947        53,839,007
                                                                                             ==============    ==============


      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 2004               2003
                                                                                             --------------    --------------
Cash flows from operating activities:
Net loss .................................................................................   $     (152,931)   $      (85,267)
Adjustments to reconcile net loss to net cash provided by/(used in)
  operating activities:
     Cumulative effect of a change in accounting principle ...............................            1,594                --
     Loss on disposition of assets .......................................................            3,812               242
     Impairment of executive loans .......................................................            2,200                --
     Non-cash restructuring costs ........................................................              413                --
     Depreciation and amortization .......................................................           46,354            50,103
     Interest payable in-kind on long-term debt ..........................................           24,428            23,454
     Amortization of deferred financing costs ............................................            3,032             3,331
     Amortization of discount on long-term debt ..........................................              927               828
     Accretion of preferred stock ........................................................           10,331             2,902
     Accrued dividends on preferred stock ................................................           34,800            10,458
     Non-cash stock-based compensation ...................................................              295               806
     Changes in assets and liabilities:
       (Increase)/decrease in accounts receivable, net ...................................           (1,049)            9,950
       Increase in prepaid expenses and other assets .....................................             (148)           (2,376)
       Increase/(decrease) in accrued expenses ...........................................           15,488           (11,430)
       Increase/(decrease) in accounts payable ...........................................           14,160            (8,904)
       Increase/(decrease) in accrued restructuring costs ................................              563            (1,223)
                                                                                             --------------    --------------
         Net cash provided by/(used in) operating activities .............................            4,269            (7,126)

Cash flows from investing activities:
     Capital expenditures ................................................................          (12,987)           (7,026)
     Proceeds from sale of assets ........................................................              123               112
                                                                                             --------------    --------------
         Net cash used in investing activities ...........................................          (12,864)           (6,914)

Cash flows from financing activities:
     Additions to long-term debt .........................................................               --             2,625
     Payments under long-term capital leases for indefeasible rights to use
     fiber ...............................................................................             (740)             (585)
     Proceeds from exercise of stock options .............................................                5                --
                                                                                             --------------    --------------
         Net cash (used in)/provided by financing activities .............................             (735)            2,040
                                                                                             --------------    --------------

Net decrease in cash and cash equivalents ................................................           (9,330)          (12,000)

Cash and cash equivalents, beginning of period ...........................................           16,238            29,434
                                                                                             --------------    --------------
Cash and cash equivalents, end of period .................................................   $        6,908    $       17,434
                                                                                             ==============    ==============


      The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                 CHOICE ONE COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by GAAP for complete financial statement presentation. The unaudited interim condensed consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. These financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2003. The results of operations for the three month periods and the cash flows for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for other interim periods or for the year ending December 31, 2004.

Certain amounts in the December 31, 2003 consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2. CHAPTER 11 PROCEEDING/GOING CONCERN MATTER

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On October 5, 2004, the Company filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continues to operate its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of Chapter 11 and the orders of the Bankruptcy Court.

The Company had net losses applicable to common stockholders of $67.7 million and $35.2 million for the three months ended September 30, 2004 and September 30, 2003, respectively. The Company had net losses applicable to common stockholders of $152.9 million for the nine months ended September 30, 2004 and $148.3 million and $524.1 million for the years ended December 31, 2003 and 2002, respectively. At September 30, 2004, the Company had $6.9 million in cash and cash equivalents and had drawn all available funding under its senior credit facility. The Company generated negative cash flows from both operating and investing activities during the years ended December 31, 2003 and 2002. The Company had a total stockholders' deficit of $781.9 million as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On July 30, 2004, August 30, 2004 and September 30, 2004, the Company failed to make certain interest and principal payments in the aggregate amounts of $5.1 million, $2.1 million and $2.0 million, respectively, that were then due under its senior credit facility. Such failures constituted events of default under the senior credit facility and the Company's subordinated notes and would permit the Company's obligations under its senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under the senior credit facility and the holders of the subordinated notes entered into standstill agreements and, in the case of the subordinated notes, waiver agreements on July 30, 2004 and August 30, 2004, subject to certain conditions, pursuant to which they agreed not to take any action before September 30, 2004 with respect to such default or events of default so as to provide the Company with additional time to facilitate the negotiation and initiation of the Financial Restructuring (as defined below). As a result of the events of default, the Company's long-term debt has been reclassified to short-term in the consolidated balance sheet as of September 30, 2004. As of September 30, 2004, the Company was not in compliance with the leverage, fixed charges and interest coverage ratios under the senior credit facility.

On August 9, 2004, the Company entered into an amendment and waiver to the interest rate swap agreement with the counterparty under the interest rate swap agreement pursuant to which a payment of approximately $1.8 million due to be paid to the counterparty on August 9, 2004 was deferred until September 30, 2004 or such earlier date on which the Company obtains debtor-in-possession ("DIP") financing in connection with the proposed Financial Restructuring (as defined below). In the amendment and waiver the counterparty also waived certain defaults under the interest rate swap agreement until September 30, 2004. The Company had not entered into DIP financing by September 30, 2004 and did not make the required payment by such date. As a result of this event, the interest rate swap liability has been classified as current in the consolidated balance sheet as of September 30, 2004. The interest due of $1.8 million was subsequently paid on October 7, 2004, bringing the Company current with payments due under the interest rate swap agreement.

On August 2, 2004, the Company announced that it had reached an agreement in principle with ad hoc committees of the lenders under its senior credit facility and the holders of the subordinated notes to restructure and substantially reduce the Company's outstanding indebtedness (the "Financial Restructuring"). The Financial Restructuring will consist of: (i) the conversion of approximately $404.0 million of outstanding debt under the Company's senior credit facility into $175.0 million of new senior secured term notes payable over six years and 90% of its outstanding common stock following the Financial Restructuring; (ii) the conversion of the Company's approximately $252.0 million of outstanding subordinated notes into the remaining 10% of such common stock and into two series of seven-year warrants to purchase additional shares of common stock following the Financial Restructuring; and (iii) the establishment of a new revolving credit facility of $30.0 million from a subset of the lenders under the senior credit facility to provide for ongoing working capital requirements.

Upon completion of the Financial Restructuring, certain restricted stock and/or stock option grants are expected to be made to the Company's management in amounts and subject to conditions to be determined. The rights of the Company's existing preferred and common stockholders and the existing holders of options and warrants to purchase its common stock will be extinguished in connection with the Financial Restructuring and the holders of such securities will not receive any recovery. The rights of the Company's vendors will not be impaired by the Financial Restructuring.

On August 30, 2004, the Company entered into a Lock Up Agreement with certain of its existing lenders pursuant to which the lenders agreed to vote in favor of and support the proposed Financial Restructuring plan including, among other things, its filing of the plan under Chapter 11, subject to the terms and conditions contained in the Lock Up Agreement.

On September 15, 2004, the Company commenced a solicitation of consents in support of its Financial Restructuring, which is in the form of a "prepackaged" proceeding under Chapter 11. All of the lenders under the Company's senior credit facility and holders of its subordinated notes voted to approve the Financial Restructuring.

On October 5, 2004, the Company filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11. The Company continues to operate its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. In addition, the Company entered into a Senior Secured, Super-Priority DIP Credit Agreement, dated as of October 5, 2004 (the "DIP Credit Agreement"), with General Electric Capital Corporation, as agent and lender and the lenders from time to time party thereto. Certain of the Company's existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on October 25, 2004 and provides for a $20.0 million commitment of DIP financing to fund the Company's working capital requirements during the Chapter 11 proceedings.

The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, capital expenditures and compliance with the Company's operating budget. Payment under the DIP Credit Agreement may be accelerated following certain events of default including, but not limited to, dismissal of any of the Chapter 11 proceedings or conversion to Chapter 7 of the United States Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, failure to confirm a plan of reorganization within 120 days of the commencement of the Chapter 11 case, the expiration or termination of the Debtors' exclusive right to file a plan of reorganization, or entry of any order permitting holders of security interests to foreclose on any of the Debtors' assets which have an aggregate value in excess of $0.5 million. The DIP Credit Agreement matures on April 5, 2005.

The Company's Plan of Reorganization, which implements the Financial Restructuring, was confirmed by the Bankruptcy Court on November 8, 2004. It is anticipated that it will be consummated on or about November 18, 2004, subject to obtaining certain regulatory approvals and the closing of a new revolving credit facility. During the restructuring process, the Company has continued to pay all accrued and accruing interest on its existing senior debt and to make all scheduled swap payments, as well as all interest payments on the DIP facility. On October 7, 2004, the Company paid $7.9 million of accrued interest on its senior credit facility and interest rate swap.

If the Financial Restructuring is completed as currently anticipated, the Company's balance sheet may be materially impacted, its debt will be significantly reduced and its liquidity will be improved. The Company expects to implement fresh start accounting upon emergence from the Financial Restructuring, requiring the Company to record its assets and liabilities at fair value, which may vary materially from the carrying value as of September 30, 2004.

The Company's net operating loss carryforwards, which were subject to annual use limitations, may be significantly reduced as a result of the Financial Restructuring. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Financial Restructuring. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. The Company believes that it will experience such an ownership change as a result of the anticipated completion of its Financial Restructuring. However, because the Company will be under the jurisdiction of the Bankruptcy Court under Chapter 11 at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, the Company has not yet determined the full impact of all limitations.

The Company's ability to function as a going concern after the implementation of the Financial Restructuring will depend on it obtaining and retaining a significant number of customers, generating significant and sustained growth in its cash flows from operating activities, and managing its costs and capital expenditures to be able to meet its reduced debt service obligations. The Company's revenue and costs are dependent upon some factors that are not entirely within its control, including regulatory changes, changes in technology, and increased competition. Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and such variations could affect the Company's future funding requirements. Based on its current financial condition, the Company may need to raise additional capital or obtain additional financing in order to continue to operate its business. Additional financing may also be required in response to changing conditions within the industry or unanticipated competitive pressures. There can be no assurance that the Company would be successful in raising additional capital or obtaining additional financing on favorable terms or at all.

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

The Company granted no stock options during the three month period ended September 30, 2004. During the three month periods ended September 30, 2004 and 2003, the Company recorded $0.1 million of compensation expense for the fair value of options previously granted. During the nine month periods ended September 30, 2004 and 2003, the Company recorded $0.3 million and $0.8 million of compensation expense for the fair value of options previously granted, respectively.

Had compensation expense been determined based on the fair value of the options at the grant dates for awards granted prior to December 31, 2002 consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                             2004              2003              2004              2003
                                                        --------------    --------------    --------------    --------------
Net loss as reported ................................   $      (67,658)   $      (35,228)   $     (152,931)   $      (85,267)

Stock-based employee compensation expense included
in reported net loss, net of related income tax
effects .............................................               94               145               295               806

Total stock-based employee compensation expense
determined under a fair value based method for all
awards, net of related income tax effects ...........             (234)             (502)             (959)           (1,326)
                                                        --------------    --------------    --------------    --------------
Additional expense ..................................             (140)             (357)             (664)             (520)
                                                        --------------    --------------    --------------    --------------
Net loss pro forma ..................................   $      (67,798)   $      (35,585)   $     (153,595)   $      (85,787)
                                                        ==============    ==============    ==============    ==============

Net loss per share, basic and diluted:

As reported .........................................   $        (1.25)   $        (0.65)   $        (2.83)   $        (2.05)
Pro forma ...........................................   $        (1.25)   $        (0.66)   $        (2.84)   $        (2.06)

For purposes of the pro forma disclosures above, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                                      SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                                                      ------------------   ------------------
     Dividend yield ..................................................      0.00 percent         0.00 percent
     Expected volatility .............................................    198.60 percent       222.94 percent
     Risk-free interest rate .........................................      3.21 percent         3.04 percent
     Expected life ...................................................           6 years              7 years

The weighted average fair value of options granted during the nine-month periods ended September 30, 2004 and 2003 was $0.29 and $0.25, respectively.

Basic and diluted loss per common share for all periods presented was computed by dividing the net loss attributable to common stockholders by the weighted average outstanding common shares for the period. The Company had options and warrants to purchase 8,793,307 and 6,969,643 shares outstanding at September 30, 2004 and 2003, respectively, that were not included in the calculation of diluted loss per common share because the effect would be anti-dilutive. It is expected that the rights of the Company's existing holders of options and warrants to purchase the Company's common stock will be extinguished in connection with the Financial Restructuring and that the holders of such securities would not receive any recovery. See Note 2.

NOTE 4. NEW ACCOUNTING PRONOUNCEMENT

At its March 31, 2004 meeting, the Emerging Issues Task Force ratified its consensus in EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires companies to evaluate whether or not their investments in limited liability companies (LLCs) should be accounted for using the equity method of accounting. The Task Force confirmed its previous conclusion that LLCs that have separate ownership accounts for each investor should be accounted for like investments in partnerships. This conclusion is based on the fact that the investor's separate account is its claim on the long-term appreciation in the net assets of the LLC similar to a partner's capital account. Investors in partnerships have used a lower threshold for determining whether they should record an investment using the equity method (under SOP No. 78-9, Accounting for Investments in Real Estate Ventures) than allowed under APB Opinion No. 18. The consensus must be applied in the first period beginning after June 15, 2004. The Company has an investment in a limited liability company, which is required to be accounted for using the equity method. Effective July 1, 2004, the Company adopted the provisions of EITF 03-16 and reduced its carrying value as recorded in other assets in the consolidated balance sheet in the LLC investment and recorded a cumulative effect of a change in accounting principle in the amount of $1.5 million. This amount was calculated based on the Company's share (8.3%) of the net assets of the LLC as of July 1, 2004 compared to the cost basis carrying value at that date.

The following presents the Company's net loss per share as if EITF 03-16 had been applied retroactively for the periods presented:

                                                        For the three     For the three      For the nine      For the nine
                                                         months ended      months ended      months ended      months ended
                                                        September 30,     September 30,     September 30,     September 30,
                                                             2004              2003              2004              2003
Amounts per share:
Net loss before cumulative effect of a
change in accounting principle ......................   $        (1.22)   $        (0.65)   $        (2.80)   $        (2.05)
Cumulative effect of a change in accounting
principle ...........................................            (0.03)               --             (0.03)               --
                                                        --------------    --------------    --------------    --------------
Net loss ............................................   $        (1.25)   $        (0.65)   $        (2.83)   $        (2.05)

Pro forma amounts assuming the change is
applied retroactively:
Net loss applicable to common stockholders ..........          (67,804)          (35,347)         (153,199)         (110,855)
Net loss applicable to common stockholders
per share ...........................................   $        (1.25)   $        (0.65)   $        (2.83)   $        (2.05)


NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of the following (in thousands):

                                                                                         SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                         ------------------    ------------------
      Switch equipment ...............................................................   $          306,797    $          305,046
      Computer equipment and software ................................................               68,951                61,161
      Office furniture and equipment .................................................                7,461                10,111
      Leasehold improvement ..........................................................               19,753                23,253
      Indefeasible rights to use fiber (IRU) .........................................               71,283                68,352
      Assets held for future use .....................................................                9,472                 7,295
      Construction in progress .......................................................                  859                 4,338
                                                                                         ------------------    ------------------
               Total property and equipment ..........................................              484,576               479,556

      Less:  accumulated amortization on IRUs ........................................              (11,559)               (8,896)
             accumulated depreciation ................................................             (206,522)             (175,237)
                                                                                         ------------------    ------------------
               Property and equipment, net ...........................................   $          266,495    $          295,423
                                                                                         ==================    ==================

Depreciation expense, including amortization of IRUs, amounted to $12.5 million and $12.7 million for the three months ended September 30, 2004 and September 30, 2003, respectively, and $38.3 million and $42.0 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Refer to Notes 2 and 15 regarding the potential impact of the Financial Restructuring on the Company's property and equipment.

During September 2004, the Company committed to a plan to exit certain of its leased locations throughout its market footprint as discussed in Note 11. In conjunction with the plan, the Company disposed of $3.2 million in unrecoverable leasehold improvements and office and computer equipment.

Assets held for future use are directly related to the recovery of switch and collocation equipment from consolidations within certain markets that are expected to be redeployed throughout the Company's footprint.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has evaluated all of their long-lived assets for impairment as of September 30, 2004. When the carrying value of an asset exceeds the undiscounted cash flows directly related to it, there is an indication of impairment. The impairment loss, if any, is recognized as the amount by which the asset's carrying value exceeds its fair value. No such impairment losses under the SFAS No. 144 standard were recorded as of September 30, 2004. If the Financial Restructuring (see Note 2) is completed as currently anticipated, the Company's balance sheet may be materially impacted. The Company expects to implement fresh start accounting under SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", upon emergence from the Financial Restructuring, requiring the Company to record its assets and liabilities at fair value, which may vary materially from the carrying value as of September 30, 2004.

NOTE 6. INTANGIBLE ASSETS

The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." (Refer to Notes 2 and 15 regarding the potential impact of the Financial Restructuring on the Company's intangible assets.) The following schedule sets forth the major classes of intangible assets held by the Company (in thousands):

                                                                                   SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                   ------------------    ------------------
Amortized intangibles:

     Customer relationships ....................................................   $           53,635    $           53,635
         Less: accumulated amortization ........................................              (44,559)              (36,513)
                                                                                   ------------------    ------------------
         Intangible assets, net ................................................   $            9,076    $           17,122
                                                                                   ==================    ==================

The Company continues to amortize its intangible assets that have finite lives. The estimated amortization expense on customer relationships, which have an estimated life of five years, is as follows for the following fiscal periods (in thousands):

         October to December, 2004......................................   $   2,570
         2005...........................................................       6,027
         2006...........................................................         370
         2007...........................................................         109

Amortization expense relating to customer relationships was $2.7 million for each of the three month periods ended September 30, 2004 and 2003, respectively, and was $8.0 million and $8.1 million for the nine month periods ended September 30, 2004 and 2003, respectively.

NOTE 7. ACCRUED EXPENSES

         Accrued expenses consisted of the following (in thousands):

                                                                                   SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                   ------------------    ------------------
         Accrued network costs .................................................   $           18,536    $           19,438
         Accrued payroll and payroll related benefits ..........................                2,049                 4,354
         Accrued collocation costs .............................................                1,728                 2,986
         Accrued interest ......................................................                8,927                 1,062
         Accrued restructuring costs ...........................................                2,091                   761
         Deferred revenue ......................................................                7,021                 5,381
         Other .................................................................                9,846                 8,645
                                                                                   ------------------    ------------------
                  Total accrued expenses .......................................   $           50,198    $           42,627
                                                                                   ==================    ==================

NOTE 8. DEBT

         Long-term debt outstanding consists of the following (in thousands):

                                                                                   SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                   ------------------    ------------------
         Senior credit facility:

             Term A loan .......................................................   $          125,000    $          125,000

             Term B loan .......................................................              125,000               125,000

             Term C loan .......................................................               46,507                45,224

             Term D loan .......................................................                4,375                 4,375

             Revolver ..........................................................              100,000               100,000

         Subordinated notes ....................................................              256,448               232,377
                                                                                   ------------------    ------------------

                Total debt .....................................................              657,330               631,976

                    Less: current portion ......................................              657,330                12,220
                                                                                   ------------------    ------------------

                Long-term debt, net of current portion .........................   $               --    $          619,756
                                                                                   ==================    ==================

Included in the subordinated notes is a discount on the notes of $1.7 million and $2.2 million as of September 30, 2004 and December 31, 2003, respectively. Included in the Term C loan is a discount on the notes of $3.2 million and $3.6 million as of September 30, 2004 and December 31, 2003, respectively, and payable in-kind ("PIK") interest which accreted to principal of $5.2 million and $4.3 million as of September 30, 2004 and December 31, 2003, respectively.

The discount on the subordinated notes is being amortized over its nine-year term. For each of the three month periods ended September 30, 2004 and 2003, $0.2 million of the discount was amortized, respectively. For the nine month periods ended September 30, 2004 and 2003, $0.5 million and $0.4 million of the discount was amortized, respectively. The discount on the Term C loan is being amortized over its seven and one-half year term. For each of the three month periods ended September 30, 2004 and 2003, $0.1 million of the discount on the Term C loan was amortized, respectively. For each of the nine month periods ended September 30, 2004 and 2003, $0.4 million of the discount on the Term C loan was amortized, respectively.

As of September 30, 2004, the Company had principal borrowings of $245.5 million in subordinated notes, excluding the discount of $1.7 million and PIK interest of $12.6 million that had accrued but not accreted to principal. Interest on the subordinated notes is fixed at 13% per annum and accretes to the principal semi-annually until November 2006. Thereafter interest will be payable quarterly, in cash, based on LIBOR plus an applicable margin. During the nine months ended September 30, 2004, $15.1 million in PIK interest accreted to principal. The subordinated notes mature on November 9, 2010.

As of September 30, 2004, the maximum borrowings under the Term A loan, Term B loan, Term C loan, Term D loan, revolver loan, and the subordinated notes were all outstanding. At September 30, 2004, $279.1 million was variable rate debt and $370.5 million was fixed rate debt, including variable rate debt fixed by an interest rate swap agreement. At September 30, 2004, the weighted average floating interest rate and the weighted average fixed swapped interest rate were 5.95% and 12.53%, respectively. The weighted average floating interest rate and the weighted average fixed swapped interest rate at September 30, 2003 were 5.53% and 11.37%, respectively.

The Company's Third Amended and Restated Credit Agreement ("Credit Agreement") provides the Company with the following borrowing limits, maturities and interest rates (in thousands):

                                                                     PRINCIPAL AMOUNT          MATURITY
                                                                    ------------------    ------------------
Revolving credit facility .......................................   $          100,000         July 31, 2008
Term A loan .....................................................              125,000         July 31, 2008
Term B loan .....................................................              125,000      January 31, 2009
Term C loan .....................................................               44,500        March 31, 2009
Term D loan .....................................................                4,375      January 31, 2009


                                                      INTEREST RATE OPTIONS              INTEREST TERMS
                                               -----------------------------------   ----------------------
Revolving credit facility ..................     LIBOR + 4.00% or Base Rate+3.00%*          Payable monthly
Term A loan ................................     LIBOR + 4.00% or Base Rate+3.00%*          Payable monthly
Term B loan ................................      LIBOR + 4.75% or Base Rate+3.75%          Payable monthly
Term C loan ................................      LIBOR + 5.75% or Base Rate+4.75%   Accrues to principal**
Term D loan ................................     LIBOR + 4.00% or Base Rate+3.00%*          Payable monthly

         * The applicable margin is determined by a grid tied to the Company's leverage ratio. Initially, the applicable margin is 4.0% if the LIBOR rate is used, or 3.0% if the Base Rate is used.


         ** Interest on the Term C loan accrued to principal through March 31, 2004, and thereafter is payable monthly.

Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company. The Credit Agreement contains certain covenants that are customary for credit facilities of this nature, all of which are defined in the Credit Agreement. These covenants, as amended, require the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million through May 10, 2004, $6.0 million from May 11, 2004 through August 31, 2004, $4.0 million from September 1, 2004 through September 14, 2004 and $3.5 million from September 15, 2004 through November 15, 2004, impose limits on its capital expenditures that vary annually, and require it to maintain certain leverage, fixed charges and interest coverage ratios as described in the Credit Agreement. A default in the observance of these covenants could cause the lenders to declare the principal and interest outstanding at that time to be payable immediately. As of September 30, 2004, the Company was not in compliance with the leverage, fixed charges and interest coverage ratios under its senior credit facility.

On May 12, 2004, the Company and the lenders under the Credit Agreement entered into the Third Amendment. Pursuant to the Third Amendment, the covenant previously obligating the Company to maintain an aggregate minimum amount of cash and committed financing of $10.0 million during the period from May 11, 2004 through September 30, 2004 was amended to require the Company to maintain an aggregate minimum amount of cash and committed financing of $6.0 million during the period from May 11, 2004 through November 15, 2004. The Third Amendment does not affect the Company's other financial covenants to maintain certain leverage, fixed charges and interest coverage ratios, which became effective on September 30, 2004. The Third Amendment also incorporated certain clarifying and ministerial changes to the Credit Agreement.

On June 30, 2004, the Company and the lenders under the Credit Agreement entered into the Standstill Agreement and Conditional Amendment to the Credit Agreement (the "First Standstill Agreement") that deferred the Company's obligation to make certain principal payments in the aggregate amount of $3.1 million from June 30, 2004 to July 30, 2004.

On July 30, 2004, the Company and its lenders entered into a Second Standstill Agreement and Conditional Amendment to the Credit Agreement (the "Second Standstill Agreement") that extended the deferment of the obligation to make certain principal payments in the aggregate amount of $3.1 million and deferred interest payments of $1.9 million due from July 30, 2004 to August 30, 2004.

On August 30, 2004, the Company and its lenders executed a Third Standstill Agreement and Conditional Amendment to the Credit Agreement (the "Third Standstill Agreement") that extended the deferment of the obligation to make certain principal payments of $3.1 million and deferred interest payments of $4.1 million to September 30, 2004. Under the Third Standstill Agreement, the lenders also agreed not to exercise any remedies resulting from the Company's failure to make certain interest and principal payments due on July 30, 2004 and August 30, 2004 under the Credit Agreement. The Third Standstill Agreement also amended the minimum cash covenants under the Credit Agreement. The covenants, as amended, require the Company to maintain an aggregate minimum amount of cash and committed financing of $6.0 million from May 11, 2004 through August 31, 2004, $4.0 million from September 1, 2004 through September 14, 2004, and $3.5 million from September 15, 2004 through November 15, 2004.

In conjunction with the execution of the Second and Third Standstill Agreements, the Company and certain holders of the Subordinated Notes entered into a First and Second Subordinated Notes Waiver and Agreements (the "Waiver Agreements"). Under the Waiver Agreements, the Subordinated Note lenders agreed to waive any default or event of default under the Subordinated Notes that resulted from the Company's failure to make the required interest and principal payments under the Credit Agreement. The Waiver Agreements did not amend any other events that could constitute a default or event of default under the Subordinated Notes. As a result of these events, the Company's long-term debt has been classified as current in the consolidated balance sheet as of September 30, 2004. As a result of the Chapter 11 filing, this debt has been accelerated. (Refer to Note 2 for further details.)

On October 5, 2004, the Company entered into the DIP Credit Agreement, with General Electric Capital Corporation, as agent and the lenders from time to time party to the DIP Credit Agreement. The DIP Credit Agreement, which received final approval by the Bankruptcy Court on October 25, 2004, provides for a $20.0 million commitment of DIP financing to fund the Company's working capital requirements during the Chapter 11 proceedings and matures on April 5, 2005. The interest rate on the DIP financing is 7.75%. The DIP Credit Agreement also contains certain financial and other covenants as discussed in Note 2 to the financial statements.

NOTE 9. DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with SFAS No. 133, as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company has used derivative instruments to manage its interest rate risk. Interest rate swaps were employed as a requirement under the Company's Second Amended and Restated Credit Agreement. The Third Amended and Restated Credit Agreement does not have such a requirement. The Credit Agreement does prohibit the Company from entering into any new interest rate swap, collar, cap, floor, or forward rate agreements without the prior written consent of the lenders. The interest differential to be paid or received under the interest rate swap agreement is recognized over the life of the related debt and is included in interest expense or income.

At September 30, 2004, the Company had an interest rate swap agreement with a notional principal amount of $125.0 million expiring in February 2006. The interest rate swap agreement is based on the three-month LIBOR, which is fixed at 6.94%. Approximately 31% of the underlying senior credit facility debt is being hedged with this interest rate swap agreement. Credit risk associated with nonperformance by counterparties is mitigated by using major financial institutions with high credit ratings.

On August 9, 2004, the Company entered into an amendment and waiver to the interest rate swap agreement with the counterparty under the interest rate swap agreement pursuant to which a payment of approximately $1.8 million due to be paid to the counterparty on August 9, 2004 was deferred until September 30, 2004 or such earlier date on which the Company obtains DIP financing in connection with the proposed Financial Restructuring (Note 2). In the amendment and waiver, the counterparty also waived certain defaults under the interest rate swap agreement until September 30, 2004. The Company had not entered into DIP financing by September 30, 2004 and did not make the required payment by such date. As a result of this event, the interest rate swap liability has been classified as current in the consolidated balance sheet as of September 30, 2004. The interest due of $1.8 million was subsequently paid on October 7, 2004, bringing the Company current with payments due under the interest rate swap agreement.

The Company assesses the fair value of its interest rate swap on an ongoing basis in accordance with SFAS No. 133 to determine if it is maintaining its ability to be a highly effective cash flow hedge and remain eligible for cash flow hedge accounting. If this assessment yields results that indicate that the swap is no longer a highly effective cash flow hedge, the derivative is adjusted to its fair value at the time of assessment and is no longer eligible for cash flow hedge accounting. Prior to the three months ended September 30, 2004, the fair value of the interest rate swap agreement, designated and effective as a cash flow hedging instrument, was included in accumulated other comprehensive loss within stockholders' deficit on the balance sheet. The Company determined as of September 30, 2004 that because the underlying debt that the swap hedged would be cancelled as a result of the Company's Financial Restructuring, the swap was no longer a highly effective cash flow hedge as the future interest payments on the underlying debt will no longer probable of occurring. The fair value of the interest rate swap of $8.3 million was reclassified from accumulated comprehensive income and recorded for the three months ended September 30, 2004 in the income statement as additional interest expense. The fair value of the hedge was a $13.5 million liability as of December 31, 2003. The fair value of the interest rate swap agreement is estimated based on quotes from a broker and represents the estimated amount that the Company would expect to pay to terminate the agreement at each such date.

NOTE 10. COMPREHENSIVE LOSS

Prior to September 30, 2004, the fair value of the interest rate swap agreement had been included in accumulated other comprehensive loss in stockholders' deficit on the consolidated balance sheet and the change in the fair value of the interest rate swap agreement was the only component of the other comprehensive loss. For the three months ended September 30, 2004, the Company's comprehensive loss was comprised of the Company's net loss and $1.0 million related to the fair value of the interest rate swap. For the three months ended September 30, 2003, the Company's comprehensive loss was comprised of the Company's net loss and $2.1 million related to the fair value of the interest rate swap. Comprehensive loss for the three month periods ended September 30, 2004 and 2003 was $56.8 million and $33.1 million, respectively. Comprehensive loss for the nine month periods ended September 30, 2004 and 2003 was $137.8 million and $117.2 million, respectively. For the nine months ended September 30, 2004, the Company's comprehensive loss was comprised of the Company's net loss and $5.2 million related to the fair value of the interest rate swap. For the nine months ended September 30,

2003, the Company's comprehensive loss was comprised of the Company's net loss and $3.6 million related to the fair value of the interest rate swap.

NOTE 11. RESTRUCTURING COSTS

On September 23, 2004, the Company implemented an operational restructuring plan that includes the reduction of costs and improvements in efficiency in back-office and sales operations necessitating a reduction in workforce. On that date, the Company announced its reduction in workforce by 193. All affected positions were notified of the plan and termination benefits for these positions are included in the restructuring costs for the three and nine months ended September 30, 2004. The Company expects cost savings of $1.0 million per month related to salaries and benefits as a result of these actions.

During September 2004, the Company negotiated lease terminations with several of its landlords. Included in these terminations was the sale to the landlords of certain assets located within the leased locations. Both the lease termination costs and losses on the asset sales are included in the restructuring costs for the three and nine months ended September 30, 2004. In connection with this plan, the Company recorded restructuring costs of approximately $1.2 million for lease terminations, $0.8 million for employee termination benefits, and $0.4 million for losses on assets sold related to lease contract terminations. The Company anticipates incurring additional charges under its restructuring as it consolidates its sales and network locations.

The Company also implemented an operational restructuring plan in September 2002 (the "2002 Restructuring") and in conjunction with the plan recorded restructuring costs of $5.3 million, comprised of employee termination benefits of $0.6 million, contractual lease obligations of $3.4 million and network facility costs of $1.3 million. A portion of the 2002 Restructuring plan was modified in February 2003. At that time, the Company revised the restructuring costs for $0.1 million in termination benefits and other network facility costs that became known during the first quarter of 2003 and reversed approximately $0.7 million in restructuring costs related to certain collocation sites. During September 2004, the Company again modified a portion of the 2002 Restructuring plan when it determined that $0.5 million in accrued lease costs and $0.3 million in network facility termination costs would not be incurred as a result of the actions taken in September 2004, and reversed the charges.

At September 30, 2004, approximately $1.7 million of the total restructuring costs recognized had been paid, and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $1.9 million that extend beyond one year and are included in other long-term liabilities.

The following table highlights the cumulative restructuring activities of the operational restructuring and 2002 Restructuring through September 30, 2004 (in thousands):

                                                         TERMINATION          LEASE            NETWORK
                                                           BENEFITS        OBLIGATIONS      FACILITY COSTS        TOTAL
                                                        --------------    --------------    --------------    --------------
Initial restructuring charge ........................   $          559    $        3,440    $        1,283    $        5,282
Adjustments due to 2002 Restructuring
  modifications .....................................               50                --              (585)             (535)
Payment of benefits and other obligations ...........             (609)             (408)             (332)           (1,349)
                                                        --------------    --------------    --------------    --------------
Balance at December 31, 2003 ........................               --             3,032               366             3,398
Adjustments due to 2002 Restructuring
  modifications .....................................               --              (502)             (250)             (752)
Operational restructuring of 2004 ...................              814             1,630                --             2,444
Payment of benefits and other obligations ...........             (104)             (601)              (11)             (716)
                                                        --------------    --------------    --------------    --------------

Balance at September 30, 2004 .......................   $          710             3,559    $          105    $        4,374
                                                        ==============    ==============    ==============    ==============

NOTE 12. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES AND CASH FLOW INFORMATION

Supplemental disclosures of non-cash investing activities and cash flow information for the nine months ended September 30 (in thousands):



                                                                                  2004            2003
                                                                              ------------    ------------
         Interest paid ....................................................   $     15,956    $     22,369
         Capital lease obligations for IRUs ...............................   $      2,712    $      1,923
         Issuance of common stock for employer 401(k) contribution ........   $         --    $        409


NOTE 13. COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. Other than as described above, the Company believes there is no litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

NOTE 14. INCOME TAXES

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

NOTE 15. SUBSEQUENT EVENTS

On October 5, 2004, the Company filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11. The Company continues to operate its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. In addition, the Company entered into the DIP Credit Agreement that provides for a $20.0 million commitment of DIP financing to fund the Company's working capital requirements during the Chapter 11 proceedings. The DIP Credit Agreement received final approval by the Bankruptcy Court on October 25, 2004. The Company's Plan of Reorganization, which implements the Financial Restructuring, was confirmed by the Bankruptcy Court on November 8, 2004. It is anticipated that it will be consummated on or about November 18, 2004, subject to obtaining certain regulatory approvals and the closing of a new revolving credit facility to replace the financing under the DIP Credit Agreement. See Note 2 for further details.

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

These forward-looking statements are subject to many uncertainties and factors that may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to:

o The ability to effect a Financial Restructuring described under the caption "Chapter 11 Proceeding /Going Concern Matter" below that will significantly reduce the amount of our indebtedness,

o Compliance with covenants for borrowings under our debtors-in-possession ("DIP") Credit Agreement, the credit facility to be entered into as part of the Financial Restructuring and any subsequently negotiated financing and the willingness of the lenders thereunder to cooperate with us in connection with any non-compliance,

o        The impact that the Financial Restructuring may have on our business,

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

We have connected approximately 95% of our clients directly to our own switches, which allows us to more efficiently route traffic, ensure quality of service and control costs. Our networks reach approximately 5.7 million business lines, which constitute approximately 72% of the estimated business lines in the markets we serve. While our network allows us to reach this number of business lines, the number of business lines that we actually service will depend on our ability to sell telecommunications services to customers and our success in winning market share from our competitors. We have no current plans to expand into additional markets.

We evaluate the growth of our business by focusing on various operational data in addition to financial data. Lines in service represent the lines sold that are now being used by our clients subscribing to our services. On average, our business clients have 5 lines. We plan to continue to focus primarily on small- to medium-sized business clients.

The table below provides selected key operational data as of:

                                                                      September 30, 2004   September 30, 2003
                                                                      ------------------   ------------------
       Lines in service ...........................................              550,831              514,314

       Total central office collocations ..........................                  505                  505

       Markets in operation .......................................                   29                   29

       Markets with operational intra-city fiber ..................                   19                   19

       Number of voice switches ...................................                   25                   25

       Number of data switches ....................................                   63                   63


CHAPTER 11 PROCEEDING/GOING CONCERN MATTER

On October 5, 2004, we filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). We continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The report of independent accountants dated March 25, 2004 concerning our financial statements for the year ended December 31, 2003, included in our annual report filed on Form 10-K, noted that we had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

We had net losses applicable to common stockholders of $67.7 million and $35.2 million for the three months ended September 30, 2004 and September 30, 2003, respectively. We had net losses applicable to common stockholders of $152.9 million for the nine months ended September 30, 2004 and $148.3 million and $524.1 million for the years ended December 31, 2003 and 2002, respectively. At September 30, 2004, we had $6.9 million in cash and cash equivalents and had drawn all available funding under our senior credit facility. We generated negative cash flows from both operating and investing activities during the years ended December 31, 2003 and 2002. We had a total stockholders' deficit of $781.9 million as of September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern.

On July 30, 2004, August 30, 2004 and September 30, 2004, we failed to make certain interest and principal payments in the aggregate amounts of $5.1 million, $2.1 million and $2.0 million, respectively, that were then due under our senior credit facility. Such failures constituted events of default under the senior credit facility and the subordinated notes and would permit our obligations under the senior credit facility and the subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under the senior credit facility and the holders of the subordinated notes entered into standstill agreements and, in the case of our subordinated notes, waiver agreements on July 30, 2004 and August 30, 2004, subject to certain conditions, pursuant to which they agreed not to take any action before September 30, 2004 with respect to such default or events of default so as to provide us with additional time to facilitate the negotiation and initiation of the Financial Restructuring (as defined below). As a result of the events of default, our long-term debt has been reclassified to short-term in the consolidated balance sheet as of September 30, 2004.

On August 9, 2004, we entered into an amendment and waiver to the interest rate swap agreement with the counterparty under the interest rate swap agreement pursuant to which a payment of approximately $1.8 million due to be paid to the counterparty on August 9, 2004 was deferred until September 30, 2004 or such earlier date on which we obtain debtor-in-possession ("DIP") financing in connection with the proposed Financial Restructuring (as defined below). In the amendment and waiver the counterparty also waived certain defaults under the interest rate swap agreement until September 30, 2004. The Company had not entered into DIP financing by September 30, 2004 and did not make the required payment by such date. As a result of this event, the interest rate swap liability has been classified as current in the consolidated balance sheet as of September 30, 2004. The interest due of $1.8 million was subsequently paid on October 7, 2004, bringing us current with payments due under the interest rate swap agreements.

On August 2, 2004, we announced that we reached an agreement in principle with ad hoc committees of the lenders under our senior credit facility and the holders of our subordinated notes to restructure and substantially reduce our outstanding indebtedness (the "Financial Restructuring"). The Financial Restructuring will consist of: (i) the conversion of approximately $404.0 million of outstanding debt under our senior credit facility into $175.0 million of new senior secured term notes payable over six years and 90% of our outstanding common stock following the Financial Restructuring; (ii) the conversion of our approximately $252.0 million of outstanding subordinated notes into the remaining 10% of such common stock and into two series of seven-year warrants to purchase additional shares of common stock following the Financial Restructuring; and (iii) the establishment of a new revolving credit facility of $30.0 million from a subset of the lenders under our senior credit facility to provide for ongoing working capital requirements.

Upon completion of the Financial Restructuring, certain restricted stock and/or stock option grants are expected to be made to our management in amounts and subject to conditions to be determined. The rights of our existing preferred and common stockholders and the existing holders of options and warrants to purchase our common stock will be extinguished in connection with the Financial Restructuring and the holders of such securities will not receive any recovery. The rights of our vendors will not be impaired by the Financial Restructuring.

On August 30, 2004, we entered into a Lock Up Agreement with certain of the our existing lenders pursuant to which the lenders agreed to vote in favor of and support our proposed Financial Restructuring plan including, among other things, our filing of the plan under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), subject to the terms and conditions contained in the Lock Up Agreement.

On September 15, 2004, we commenced a solicitation of consents in support of our Financial Restructuring, which is in the form of a "prepackaged" proceeding under Chapter 11. All of the lenders under our senior credit facility and the holders of our subordinated notes voted to approve our Financial Restructuring.

On October 5, 2004, we filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") seeking relief under the provisions of Chapter 11. We continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. In addition, we entered into a Senior Secured, Super-Priority DIP Credit Agreement (the "DIP Credit Agreement"), with General Electric Capital Corporation, as agent and lender and the lenders from time to time party thereto. Certain of our existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on October 25, 2004 and provides for a $20.0 million commitment of DIP financing to fund our working capital requirements during the Chapter 11 proceedings.

The DIP Credit Agreement contains certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments, capital expenditures and compliance with the Company's operating budget. Payment under the DIP Credit Agreement may be accelerated following certain events of default including, but not limited to, dismissal of any of the Chapter 11 proceedings or conversion to Chapter 7 of the United States Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, failure to confirm a plan of reorganization within 120 days of the commencement of the Chapter 11 proceeding, the expiration or termination of the Debtors' exclusive right to file a plan of reorganization, or entry of any order permitting holders of security interests to foreclose on any of the Debtors' assets which have an aggregate value in excess of $0.5 million. The DIP Credit Agreement matures on April 5, 2005.

The Company's Plan of Reorganization, which implements the Financial Restructuring, was confirmed by the Bankruptcy Court on November 8, 2004. It is anticipated that it will be consummated on or about November 18, 2004, subject to obtaining certain regulatory approvals and the closing of the new revolving credit facility. During the restructuring process we have continued to pay all accrued and accruing interest on our existing senior debt and to make all scheduled swap payments, as well as all interest payments on the DIP facility. On October 7, 2004 we paid $7.9 million of accrued interest under the senior credit facility and interest rate swap.

If the Financial Restructuring is completed as currently anticipated, our balance sheet may be materially impacted, our debt will be significantly reduced and our liquidity will be improved. We expect to implement fresh start accounting under Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", upon emergence from the Financial Restructuring, requiring us to record our assets and liabilities at fair value, which may vary materially from the carrying value as of September 30, 2004.

Our net operating loss carryforwards, which were subject to annual use limitations, may be significantly reduced as a result of the Financial Restructuring. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of the Financial Restructuring. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. We believe that we will experience such an ownership change as a result of the completion of our Financial Restructuring. However, because we will be under the jurisdiction of the Bankruptcy Court under Chapter 11 at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, we have not yet determined the full impact of all limitations.

Our ability to function as a going concern after the completion of our Financial Restructuring will depend on our obtaining and retaining a significant number of customers, generating significant and sustained growth in our cash flows from operating activities, and managing our costs and capital expenditures to be able to meet our reduced debt service obligations. Our ability to do so will depend on a number of uncertainties and factors outside our control, including those previously described.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

EBITDA

In this filing, we include references to and analyses of earnings before interest, income taxes, depreciation and amortization ("EBITDA") amounts that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). EBITDA is used by management and certain investors as an indicator of a company's liquidity and should not be substituted for cash flow provided by/(used in) operations determined in accordance with GAAP, the most directly comparable financial measure under GAAP. Regulation G, "Conditions for Use of Non-GAAP Financial Measures," and other provisions of the Securities Exchange Act of 1934 define and prescribe the conditions for use of certain non-GAAP financial information in SEC filings.

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

The following table shows the differences between our net cash provided by operating activities, as determined in accordance with GAAP, and our EBITDA for the three months ended (in thousands):

                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                              2004                  2003
                                                                        ------------------    ------------------
         Net cash provided by operating activities ..................   $              726    $            4,760
         Adjustments to reconcile:
            Changes in assets and liabilities .......................              (22,858)               (1,558)
            Non-cash stock-based compensation .......................                  (94)                 (145)
            Restructuring costs .....................................                 (413)                   --
            Cumulative effect of a change in accounting principle ...               (1,594)                   --
            Loss on disposition of assets ...........................               (3,189)                 (154)
                                                                        ------------------    ------------------
            Subtotal ................................................              (28,148)               (1,857)

              Net interest expense (net of other income) ............               41,910                29,956
              Interest payable in-kind on long-term debt ............               (8,158)               (8,027)
              Amortization of deferred financing costs ..............                 (966)               (1,080)
              Amortization of discount on long-term debt ............                 (318)                 (285)
              Accretion of preferred stock ..........................               (3,641)               (2,902)
              Dividends on preferred stock ..........................              (12,001)              (10,458)
                                                                        ------------------    ------------------
            Net cash interest expense ...............................               16,826                 7,204
                                                                        ------------------    ------------------

         EBITDA .....................................................   $          (10,596)   $           10,107
                                                                        ==================    ==================

During the three months ended September 30, 2004, our EBITDA was impacted by a number of factors. We recorded an increase of $6.0 million in network cost dispute reserve relating to outstanding disputes with certain of our network providers.

Selling, general and administrative expenses increased due to increases in professional services and salary and benefits expense. Professional services increased $4.5 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to the engagement of consultants and other advisors to guide and facilitate our efforts with respect to our lenders. For the three months ended September 30, 2004, salary and benefits expense increased approximately $2.8 million as compared to the three months ended September 30, 2003. Included within salary and benefits expense for the three months ended September 30, 2004 were withholding tax payments on non-recourse executive loans, which had been impaired during the three months ended June 30, 2004.

We had a loss on disposition of assets for $3.2 million primarily related to the disposal of unrecoverable leasehold improvements and office and computer equipment in connection with the negotiated lease terminations under our operational restructuring described in Restructuring Costs below.

On September 23, 2004, we implemented an operational restructuring plan that includes the reduction of costs and improvements in efficiency in back-office and sales operations necessitating a reduction in workforce. On that date, we announced a reduction in our workforce by 193. All affected positions were notified of the plan and termination benefits for these positions are included in the restructuring costs.

During September 2004, we negotiated lease terminations with several of our landlords. Included in these terminations was the sale to the landlords of certain assets located within the leased locations. Both the lease termination costs and losses on the asset sales are included in the restructuring costs for the three months ended September 30, 2004. In connection with this plan, we recorded restructuring costs of approximately $1.2 million for lease terminations, $0.8 million for employee termination benefits, and $0.4 million for losses on assets sold related to lease contract terminations. We anticipate incurring additional charges under the restructuring as we consolidate our sales and network locations.

REVENUE

We generated $81.8 million in revenue for the three months ended September 30, 2004, a 1.2% increase as compared to revenue for the three months ended September 30, 2003.

Revenue for the three months ended September 30, 2004 increased as compared to the three months ended September 30, 2003 primarily as a result of the increase in lines in service offset by reductions in access revenue and the loss of a large wholesale customer. Our total lines in service increased from September 30, 2003 by approximately 7.1% to 550,831 lines at September 30, 2004. The increase in revenue from having more lines in service was offset by a decrease in access revenue attributable to reduced interstate per minute rates that we charge other carriers as FCC mandated per minute rate reductions took effect in June 2004. The loss of the wholesale customer negatively impacted revenue by approximately $1.8 million for the three months ended September 30, 2004. Average revenue per line for the three months ended September 30, 2004 decreased by approximately 4.7% as compared to the three months ended September 30, 2003. We expect total revenue to be relatively stable over the last quarter of 2004. We expect per minute rate reductions for access and reciprocal compensation to continue to occur annually.

Our churn rate for the three months ended September 30, 2004, of our facilities-based business clients, was 1.4% per month. This compares to 1.3% per month for the three months ended September 30, 2003. We seek to minimize churn by providing superior client care, by offering a competitively priced portfolio of local, long distance and Internet services, by signing a significant number of clients to multi-year service agreements, and by focusing on offering our own facilities-based services.

Network Costs

Network costs for the three months ended September 30, 2004 were $45.4 million, representing a 16.8% increase from network costs of $38.8 million for the three months ended September 30, 2003. Network costs as a percentage of total revenues were 55.4% at September 30, 2004, an increase compared to 48.1% for the three months ended September 30, 2003. This increase is directly attributable to an increase of $6.0 million in network cost dispute reserve relating to outstanding disputes with certain of our network providers. Since the announcement of our Chapter 11 filing, we have received many more inquiries from our network providers regarding our outstanding disputes. Based on that, and the current status of those disputes, we expect to pay amounts in excess of what we had accrued as of June 30, 2004, and have increased our accrual accordingly.

The improvements in network costs as a percentage of revenue reflects the continuing benefits of our fiber network implementation and other network optimization initiatives. These initiatives included least cost routing, replacing leased capacity with alternative technologies and grooming and capacity sizing of our network facilities. As a result, for the three months ended September 30, 2004, our average cost per line, excluding increases in network cost dispute reserve, declined approximately 4.7% as compared to the three months ended September 30, 2003. These changes highlight the effectiveness of our network optimization initiatives and the benefits of leasing fiber. Amortization of the cost of assets under the capital leases for fiber is included in depreciation and amortization expense which is not a component of network costs.

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

Fiber deployment provides the bandwidth necessary to support substantial incremental growth and allows us to reduce network costs and enhance the quality and reliability of our network, which strengthens our competitive position in the markets we serve. We currently have operational intra-city fiber in 19 of the markets that we serve. We plan to activate fiber in one additional market in our footprint during early 2005. Our fiber network consists of 1,428 route miles of operational intra-city fiber and 1,170 miles of operational inter-city fiber.

Our revenues exceeded our network costs by $36.5 million, or 44.6% of revenue, for the three months ended September 30, 2004, as compared to $42.0 million, or 51.9% of revenue, for the three months ended September 30, 2003. We expect that our revenue in excess of network costs, as a percentage of revenue and excluding the increase in network cost dispute reserve, will remain relatively unchanged as our projected revenue increases will be offset by additional per minute rate reductions in access and reciprocal compensation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2004 were $40.6 million compared to $31.7 million for the three months ended September 30, 2003. Excluding non-cash stock-based compensation expense described below, the selling, general and administrative expenses increased 28.2% from $31.6 million for the three months ended September 30, 2003 to $40.5 million for the three months ended September 30, 2004. Selling, general and administrative expenses are expected to increase during the remaining fiscal quarter of 2004 due to professional services expenses for consultants and other advisors engaged to guide and facilitate our efforts with respect to our lenders but partially offset by decreases mainly in salaries, benefits and commissions resulting from the operational restructuring plan implemented in September 2004.

Our selling, general and administrative expenses include:

o Costs associated with sales and marketing, client care, billing, corporate administration, personnel and network maintenance;

o        Administrative overhead and office lease expense; and

o        Bad debt expense.

Selling, general and administrative expenses, excluding non-cash stock-based compensation charges, as a percentage of revenue, were 49.4% for the three months ended September 30, 2004, as compared to 39.1% for the three months ended September 30, 2003. The increase in selling, general and administrative expenses from the three months ended September 30, 2003 resulted from increased salaries, benefits, professional services and outside consulting. Professional services increased $4.5 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to the engagement of consultants and other advisors to guide and facilitate our efforts with respect to our lenders. For the three months ended September 30, 2004, salary and benefits expense increased approximately $2.8 million as compared to the three months ended September 30, 2003. Included within salary and benefits expense for the three months ended September 30, 2004 were withholding tax payments on non-recourse executive loans, which had been impaired during the three months ended June 30, 2004. We employed 1,201 individuals and 1,373 individuals at September 30, 2004 and September 30, 2003, respectively. Our headcount was reduced approximately 14.0% late in September 2004 when we implemented our operational restructuring plan which is more fully explained in Restructuring (Credits)/Costs later in our discussion and analysis.

Also included in selling, general and administrative expenses for the three months ended September 30, 2004, is non-cash stock-based compensation expense of $0.1 million as compared to $0.1 million for the three months ended September 30, 2003. Compensation expense for the three months ended September 30, 2004 and 2003 includes the expense associated with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 148, under which we adopted the financial statement measurement and recognition provisions of SFAS No. 123. Under SFAS No. 123, on a prospective basis, we recognize compensation expense for the fair value of all stock options granted after December 31, 2002 over the vesting period of the options.

RESTRUCTURING COSTS

On September 23, 2004, we implemented an operational restructuring plan that includes the reduction of costs and improvements in efficiency in back-office and sales operations necessitating a reduction in workforce. On that date, we announced a reduction in our workforce by 193. All affected positions were notified of the plan and termination benefits for these positions are included in the restructuring costs for the three months ended September 30, 2004. We expect cost savings of $1.0 million per month related to salaries and benefits as a result of these actions.

During September 2004, we negotiated lease terminations with several of our landlords. Included in these terminations was the sale to the landlords of certain assets located within the leased locations. Both the lease termination costs and losses on the asset sales are included in the restructuring costs for the three months ended September 30, 2004. In connection with this plan, we recorded restructuring costs of approximately $1.2 million for lease terminations, $0.8 million for employee termination benefits, and $0.4 million for losses on assets sold related to lease contract terminations. We anticipate incurring additional charges under the restructuring as we consolidate our sales and network locations.

We implemented an operational restructuring plan in September 2002 (the "2002 Restructuring") and modified such plan in February 2003 and again in September 2004, as described further below. The plan included restructuring costs for employee termination benefits, contractual lease obligations and network facility costs.

The following table highlights cumulative restructuring activities of the operational restructuring and 2002 Restructuring through September 30, 2004 (in thousands):

                                                         TERMINATION          LEASE            NETWORK
                                                           BENEFITS        OBLIGATIONS      FACILITY COSTS        TOTAL
                                                        --------------    --------------    --------------    --------------
Initial restructuring charge ........................   $          559    $        3,440    $        1,283    $        5,282
Adjustments due to 2002 Restructuring
  modifications .....................................               50                --              (585)             (535)
Payment of benefits and other obligations ...........             (609)             (408)             (332)           (1,349)
                                                        --------------    --------------    --------------    --------------
Balance at December 31, 2003 ........................               --             3,032               366             3,398
Adjustments due to 2002 Restructuring
  modifications .....................................               --              (502)             (250)             (752)
Operational restructuring of 2004 ...................              814             1,630                --             2,444
Payment of benefits and other obligations ...........             (104)             (601)              (11)             (716)
                                                        --------------    --------------    --------------    --------------

Balance at September 30, 2004 .......................   $          710             3,559    $          105    $        4,374
                                                        ==============    ==============    ==============    ==============

For the three months ended September 30, 2004, approximately $0.2 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $1.9 million that extend beyond one year and are included in other long-term liabilities.

During February 2003, we modified a portion of our 2002 Restructuring plan related to reduced reliance on certain collocation sites. As we engaged in restructuring activities in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

During September 2004, we again modified a portion of our 2002 Restructuring plan when we determined that $0.5 million in accrued lease costs and $0.3 million in network facility termination costs would not be incurred as a result of our actions taken in September 2004 and we reversed the charges.

 LOSS ON DISPOSITION OF ASSETS

For the three months ended September 30, 2004, the loss on disposition of assets was approximately $3.2 million as compared to a $154,000 loss for the three month period ended September 30, 2003. The change in the loss on disposition of assets was primarily the result of our operational restructuring detailed above. We disposed of unrecoverable leasehold improvements and office and computer equipment in connection with the negotiated lease terminations. We continue to evaluate our assets held for use and may, from time to time, minimize our investments in such assets.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three months ended September 30, 2004 was $15.2 million. This represents a 1.5% decrease from the three months ended September 30, 2003. The decrease in depreciation expense as compared to the three months ended September 30, 2003 was primarily related to certain assets that became fully depreciated during three months ended September 30, 2003. Our depreciation and amortization expense includes depreciation of switch related equipment, non-recurring charges and equipment collocated in established telephone company central offices, network infrastructure equipment, information systems, furniture and fixtures, indefeasible rights to use fiber ("IRUs") and amortization of the value of acquired customer relationships. We expect our depreciation and amortization expense to remain consistent with the three months ended September 30, 2004 for the remaining fiscal quarter of 2004.

INTEREST EXPENSE AND INCOME

Interest expense includes interest payments on borrowings under our senior credit facility, non-cash interest expense on our subordinated notes, amortization of deferred financing costs related to these facilities, amortization of the discount on the subordinated notes and the Term C loan under the senior credit facility, interest expense related to IRUs, and, since July 1, 2003, dividends on preferred stock. Interest expense on the subordinated notes is payable-in-kind ("PIK") through November 2006.

Interest expense, net, for the three months ended September 30, 2004 and September 30, 2003 was approximately $41.9 million and $30.0 million, respectively. The increase in interest expense, net, from the three months ended September 30, 2003 was attributable to an increase in interest expense of $1.4 million due to the impact of new borrowings in December 2003, increases in LIBOR rates that impacted our borrowing rates, the compounding effect of PIK interest on our subordinated debt, an increase in preferred stock accretion and dividends on preferred stock and the reclassification of the fair value of our interest rate swap of $8.3 million to interest expense as a result of it no longer being eligible for effective cash flow hedge accounting. We expect interest expense to increase over the next three months due to anticipated increases in LIBOR rates that will impact our borrowing rates. If the Financial Restructuring is completed as anticipated, we expect our interest expense to decrease substantially because of the resulting substantial reduction in our outstanding indebtedness and the extinguishment of our outstanding preferred stock.

Cash interest expense is the interest expense that must be settled periodically in cash as compared to the interest expense that accretes to principal. Cash interest expense was $8.5 million for the three months ended September 30, 2004, and $7.2 million for the three months ended September 30, 2003. The increase in cash interest expense was the result of interest on the Term C loan of the senior credit facility being settled in cash monthly beginning on April 30, 2004 and higher interest rates on our senior credit facility borrowings during the three months ended September 30, 2004. Subject to the impact from the Financial Restructuring, if implemented as planned, cash interest expense is expected to increase for the remaining three month period in 2004 due to anticipated increases in LIBOR rates that will impact our borrowing rates.

The non-cash accretion of and dividends on our preferred stock was $15.6 million for the three months ended September 30, 2004. Non-cash accretion and dividends on our preferred stock for the three months ended September 30, 2003 was $13.4 million. The changes were primarily driven by the increase in dividends on preferred stock that result from the compounding effect of dividends that have accreted.

INCOME TAXES

We did not generate any taxable income during the three months ended September 30, 2004 and 2003, and did not incur any income tax liability as a result. We do not expect to generate taxable income during the remainder of 2004. As of December 31, 2003, we had approximately $598.1 million in net operating loss carryforwards for federal income tax purposes. Our net operating loss carryforwards, which were subject to annual use limitations, may be significantly reduced as a result of the Financial Restructuring. Furthermore, other tax attributes, including the tax basis of certain assets, could also be reduced as a result of the cancellation of indebtedness as part of our Financial Restructuring. In addition, Section 382 of the Internal Revenue Code of 1986, which generally applies after a more than 50 percentage point ownership change has occurred, may impose other limitations on the annual utilization of any remaining net operating losses. We believe that we will experience such an ownership change as a result of the completion of our Financial Restructuring. However, because we will be under the jurisdiction of a Bankruptcy Court in a case under Chapter 11 at the time of the ownership change, various alternatives pertaining to the application of Section 382 are available. At this time, we have not yet determined the full impact of all limitations.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

During the three months ended September 30, 2004 we implemented the provisions of Emerging Issues Task Force opinion EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires companies to evaluate whether or not their investments in limited liability companies (LLCs) should be accounted for using the equity method of accounting. We evaluated our investment in a limited liability company and determined that it should be accounted for using the equity method. Therefore, we recorded a cumulative effect of a change in accounting principle of $1.5 million to reflect this change in accounting principle.

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss applicable to common stockholders was $67.7 million and $35.2 million for the three months ended September 30, 2004 and September 30, 2003, respectively. The change in net loss applicable to common stockholders was attributable to the factors previously discussed.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

EBITDA

In this filing, we include references to and analyses of EBITDA amounts that are not calculated and presented in accordance with GAAP. EBITDA as used by management and certain investors is described in detail in the results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 section of this management's discussion and analysis.

The following table shows the differences between our net cash provided by/(used in) operating activities, as determined in accordance with GAAP, and our EBITDA for the nine month periods ended (in thousands):

                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                              2004                   2003
                                                                        ------------------    ------------------
         Net cash provided by/(used in) operating activities ........   $            4,269    $           (7,126)
         Adjustments to reconcile:
            Changes in assets and liabilities .......................              (29,014)               13,983
            Non-cash stock-based compensation .......................                 (295)                 (806)
            Impairment of executive loans ...........................               (2,200)                   --
            Restructuring costs .....................................                 (413)                   --
            Cumulative effect of a change in accounting principle ...               (1,594)                   --
            Loss on disposition of assets ...........................               (3,812)                 (242)
                                                                        ------------------    ------------------
            Subtotal ................................................              (37,328)               12,935

              Net interest expense (net of other income) ............              105,859                63,076
              Interest payable in-kind on long-term debt ............              (24,428)              (23,454)
              Amortization of deferred financing costs ..............               (3,032)               (3,331)
              Amortization of discount on long-term debt ............                 (927)                 (828)
              Accretion of preferred stock ..........................              (10,331)               (2,902)
              Dividends on preferred stock ..........................              (34,800)              (10,458)
                                                                        ------------------    ------------------
            Net cash interest expense ...............................               32,341                22,103
                                                                        ------------------    ------------------

         EBITDA .....................................................   $             (718)   $           27,912
                                                                        ==================    ==================


During the nine months ended September 30, 2004, our EBITDA was impacted by a number of factors. Selling, general and administrative expenses increased due to increases in salaries, benefits, commissions, temporary services, professional services, advertising expenses and a $2.2 million impairment of loans made to executives in August 2001. The non-recourse executive loans made in August 2001 were deemed to be impaired, as the amounts due on the loans are significantly greater than the value of the common stock pledged to secure the loans. Benefits increased due to the withholding tax payments on non-recourse executive loans. Professional services increased $6.2 million during the nine months ended September 30, 2004 as compared to September 30, 2003 due to the engagement of consultants and other advisors to guide and facilitate our efforts with respect to our lenders. Advertising expense increased $1.4 million primarily as a result of our new offering of residential voice service which began in selected markets within our footprint in January 2004. During the nine months ended September 30, 2004, salary and benefits expense increased approximately $7.1 million as compared to the nine months ended September 30, 2003, primarily as a result of headcount increases prior to our operational restructuring in September 2004. Commission expense for the same comparative period increased $3.5 million due to an increase in lines sold and installed.

We had a loss on disposition of assets for $3.8 million primarily related to the disposal of unrecoverable leasehold improvements and office and computer equipment in connection with the negotiated lease terminations under our operational restructuring described in Restructuring Costs below.

On September 23, 2004, we implemented an operational restructuring plan that includes the reduction of costs and improvements in efficiency in back-office and sales operations necessitating a reduction in workforce. On that date, we announced a reduction in our workforce by 193. All affected positions were notified of the plan and termination benefits for these positions are included in the restructuring costs for the nine months ended September 30, 2004.

During September 2004, we negotiated lease terminations with several of our landlords. Included in these terminations was the sale to the landlords of certain assets located within the leased locations. Both the lease termination costs and losses on the asset sales are included in the restructuring costs for the nine months ended September 30, 2004. In connection with this plan, we recorded restructuring costs of approximately $1.2 million for lease terminations, $0.8 million for employee termination benefits, and $0.4 million for losses for assets sold related to lease contract terminations. We anticipate incurring additional charges under the restructuring as we consolidate our sales and network locations.


REVENUE

We generated $245.2 million in revenue for the nine months ended September 30, 2004 which was a 0.8% increase compared to revenue of $243.1 million for the nine months ended September 30, 2003 and was attributable to an increase in the number of lines in service offset by a decline in access revenue and the loss of a large wholesale customer. Our total lines in service increased from September 30, 2003 by approximately 7.1% to 550,831 lines at September 30, 2004. Access revenue was negatively impacted by reduced interstate per minute rates that we charge other carriers as FCC mandated per minute rate reductions took effect in June 2003 and June 2004. The loss of the wholesale customer negatively impacted revenue by $7.6 million for the nine months ended September 30, 2004. Average revenue per line for the nine months ended September 30, 2004 decreased approximately 2.7% as compared to the nine months ended September 30, 2003.

Our churn rate for each of the nine month periods ended September 30, 2004 and 2003 of our facilities-based business clients, was 1.4% per month, respectively.

NETWORK COSTS

Network costs for the nine months ended September 30, 2004 were $121.3 million, representing a 0.5% increase from network costs of $120.7 million for the nine months ended September 30, 2003. Network costs as a percentage of total revenues were 49.5% at September 30, 2004, a decrease compared to 49.6% for the nine months ended September 30, 2003.

The improvements in network costs as a percentage of revenue reflects the continuing benefits of our fiber network implementation and other network optimization initiatives. These initiatives include least cost routing, replacing leased capacity with alternative technologies and grooming and capacity sizing of our network facilities. As a result, during the nine months ended September 30, 2004, our average cost per line, excluding the $6.0 million increase in network cost dispute reserve as discussed in our three months results declined approximately 7.9% as compared to the nine months ended September 30, 2003. These changes highlight the effectiveness of our network optimization initiatives and the benefits of leasing fiber. Amortization of assets under the cost of the capital leases for fiber is included in depreciation and amortization expense, which is not a component of network costs.

Our revenues exceeded our network costs by $123.9 million, or 50.5% of revenue, for the nine months ended September 30, 2004, compared to $122.4 million, or 50.4% of revenue, for the nine months ended September 30, 2003.

Refer to the results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 section of this management's discussion and analysis for a discussion of the components included in our network costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $117.5 million compared to $94.8 million for the nine months ended September 30, 2003. Excluding non-cash stock-based compensation expense described below, the selling, general and administrative expenses increased 24.7% from $94.0 million for the nine months ended September 30, 2003 to $117.2 million for the nine months ended September 30, 2004.

Selling, general and administrative expenses, excluding non-cash stock-based compensation charges, as a percentage of revenue, were 47.8% for the nine months ended September 30, 2004, as compared to 38.7% for the nine months ended September 30, 2003. The increase in selling, general and administrative expenses from the nine months ended September 30, 2003 resulted from increased salaries, benefits, commissions, temporary services, professional services, advertising expenses and a $2.2 million impairment of loans made to executives in August 2001. The non-recourse executive loans made in August 2001 were deemed to be impaired, as the amounts due on the loans are significantly greater than the value of the common stock pledged to secure the loans. Benefits increased due to the withholding tax payments on non-recourse executive loans. Professional services increased $6.2 million during the nine months ended September 30, 2004 as compared to September 30, 2003 due to the engagement of consultants and other advisors to guide and facilitate our efforts with respect to our lenders. Advertising expense increased $1.4 million primarily as a result of our new offering of residential voice service which began in selected markets within our footprint in January 2004. During the three months ended September 30, 2004, we suspended the marketing of services to new residential customers.

During the nine months ended September 30, 2004, salary and benefits expense increased approximately $7.1 million as compared to the nine months ended September 30, 2003, primarily as a result of headcount increases prior to our operational restructuring in September 2004. Commission expense for the same comparative period increased $3.5 million due to an increase in lines sold and installed. Also during the nine months ended September 30, 2004, temporary services increased $1.7 million as compared to the nine months ended September 30, 2003 as we utilized temporary personnel prior to converting to permanent employees. We employed 1,201 individuals and 1,373 individuals at September 30, 2004 and September 30, 2003, respectively. A significant part of this decrease occurred in late September 2004 when we reduced headcount by approximately 14.0% in connection with our operations restructuring plan which is more fully explained under Restructuring (Credits)/Costs in our discussion and analysis of results for the three month period ended September 30, 2004.

Also included in selling, general and administrative expenses for the nine months ended September 30, 2004 is non-cash stock-based compensation expense of $0.3 million. This compares to $0.8 million for the nine months ended September 30, 2003. Compensation expense for the nine months ended September 30, 2004 and 2003 includes the expense associated with our adoption of SFAS No. 148, under which we adopted the financial statement measurement and recognition provisions of SFAS No. 123. Under SFAS No. 123, on a prospective basis, we recognize compensation expense for the fair value of all stock options granted after December 31, 2002, over the vesting period of the options.

RESTRUCTURING COSTS/(CREDITS)

On September 23, 2004, we implemented an operational restructuring plan that includes the reduction of costs and improvements in efficiency in back-office and sales operations necessitating a reduction in workforce. On that date, we announced a reduction in our workforce by 193. All affected positions were notified of the plan and termination benefits for these positions are included in the restructuring costs for the nine months ended September 30, 2004.

During September 2004, we negotiated lease terminations with several of our landlords. Included in these terminations was the sale to the landlords of certain assets located within the leased locations. Both the lease termination costs and losses on the asset sales are included in the restructuring costs for the nine months ended September 30, 2004. In connection with this plan, we recorded restructuring costs of approximately $1.2 million for lease terminations, $0.8 million for employee termination benefits, and $0.4 million for losses on assets sold related to lease contract terminations. We anticipate incurring additional charges under the restructuring as we consolidate our sales and network locations.

We implemented an operational restructuring plan in September 2002 (the "2002 Restructuring") and modified such plan in February 2003 and again in September 2004 and described further below. The plan included restructuring costs for employee termination benefits, contractual lease obligations and network facility costs.

During February 2003, we modified a portion of our 2002 Restructuring plan related to reduced reliance on certain collocation sites. As we engaged in restructuring activities in the first quarter of 2003, we were informed that additional costs would be charged to us by the established telephone companies in connection with the restructuring. Based on this new information, we reduced the number of collocation sites that would be affected. As a result, we reversed approximately $0.7 million in restructuring costs related to the collocation sites. At the same time, we increased the restructuring accrual for $0.1 million in termination benefits and other network facility costs that became known during the three months ended March 31, 2003.

During September 2004, we again modified a portion of our 2002 Restructuring plan when we determined that $0.5 million in accrued lease costs and $0.3 million in network facility termination costs would not be incurred as a result of the actions taken in September 2004 and we reversed the charges.

For the nine months ended September 30, 2004, approximately $0.4 million of the restructuring costs were paid and it is anticipated that the remaining charges will be liquidated within the next calendar year, except for contractual lease obligations of $1.9 million that extend beyond one year and are included in other long-term liabilities.

LOSS ON DISPOSITION OF ASSETS

For the nine months ended September 30, 2004, loss on disposition of assets was approximately $3.8 million as compared to approximately $0.2 million for the nine month period ended September 30, 2003. The change in the loss on disposition of assets was primarily the result of our operational restructuring detailed above. We disposed of unrecoverable leasehold improvements and office and computer equipment in connection with the negotiated lease terminations.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the nine months ended September 30, 2004 was $46.4 million. This represents a 7.5% decrease from the nine months ended September 30, 2003. The decrease in depreciation expense as compared to the nine months ended September 30, 2003 was primarily related to certain switch software assets acquired in the acquisition of US Xchange which became fully depreciated during three months ended September 30, 2003.

INTEREST EXPENSE AND INCOME

Interest expense, net, for the nine months ended September 30, 2004 and September 30, 2003 was approximately $105.9 million and $63.1 million, respectively. The increase in interest expense, net, from the nine months ended September 30, 2003 was attributable to an aggregate of $29.5 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", where corresponding amounts in prior periods were not included in interest expense, net. Interest expense also increased $2.6 million from the comparable period a year ago due to the impact of new borrowings in December 2003 and the compounding effect of PIK interest on our subordinated debt and the reclassification of the fair value of our interest rate swap of $8.3 million to interest expense a result of it no longer being eligible for effective cash flow hedge accounting.

Cash interest expense is the interest expense that must be settled periodically in cash as compared to the interest expense which accretes to principal. Cash interest expense was $24.1 million for the nine months ended September 30, 2004, and $22.1 million for the nine months ended September 30, 2003. The increase in cash interest expense was the result of interest on the Term C loan of the senior credit facility being settled in cash monthly beginning on April 30, 2004 and slightly higher interest rates on our senior credit facility borrowings during 2004.

The non-cash accretion of and dividends on our preferred stock was $45.1 million for the nine months ended September 30, 2004. Beginning on July 1, 2003, accretion and dividends on our redeemable preferred stock is classified as a component of interest expense in accordance with SFAS No. 150. Non-cash accretion and dividends on our preferred stock for the nine months ended September 30, 2003 were $38.6 million. This change from the nine months ended September 30, 2003 was primarily driven by the increase in dividends on preferred stock which result from the compounding effect of dividends that have accreted.

INCOME TAXES

We did not generate any taxable income during the nine months ended September 30, 2004 and 2003, and did not incur any income tax liability as a result. Refer to the discussion in the section captioned "Income Taxes" in the results of operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 section of this management's discussion and analysis for information concerning our net operating loss carryforwards for federal income tax purposes and the potential impact of the Financial Restructuring on such net operating loss carryforwards.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

We recorded a cumulative effect of a change in accounting principle of $1.5 million during the three months ended September 30, 2004 to reflect the change in accounting principle associated with the implementation of EITF 03-16. Refer to our discussion of this EITF and our investment in a limited liability company in the results of operations for the three months ended September 30, 2004 section of our filing.

NET LOSS AND NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

Our net loss was $152.9 million and $85.3 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The change in net loss was attributable to an aggregate of $29.5 million of accretion and dividends on our preferred stock being characterized as interest expense in accordance with the adoption of SFAS No. 150 as of July 1, 2003, and the other factors previously discussed. The net loss applicable to common stockholders was $152.9 million and $110.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The change in net loss applicable to common stockholders was attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the discussion of the Going Concern/Chapter 11 Proceeding matter earlier in this section of management's discussion and analysis of financial condition and results of operations.

CREDIT FACILITIES

As of September 30, 2004, we have $398.9 million that has been committed under our senior credit facility, subject to various conditions, covenants and restrictions, including those described in Note 8 to the financial statements. At September 30, 2004, the maximum available funding under our senior credit facility was outstanding. The senior credit facility, which is secured by liens on substantially all of our and our subsidiaries' assets and a pledge of our subsidiaries' common stock, contains covenants and events of default that are customary for credit facilities of this nature.

We also have $245.5 million of subordinated notes outstanding, excluding the discount of $1.7 million and PIK interest of $12.6 million that has accrued as of September 30, 2004 but not accreted to principal. These notes are subordinate to the senior credit facility. The interest expense on the subordinated notes is PIK at a fixed rate of 13.0%, accreting to principal semi-annually until November 2006. Thereafter, until maturity on November 9, 2010, interest will be payable in cash quarterly. The subordinated notes contain covenants related to capital expenditures and events of default that are similar to those in our senior credit facility.

In addition to the payment of our interest expense, we are required to make periodic payments on our senior credit facility to reduce outstanding balances in 2004 of $12.2 million. On July 30, 2004, August 30, 2004 and September 30, 2004, we failed to make certain principal and interest payments in the aggregate amount of $5.1 million, $2.1 million and $2.0 million, respectively, that were then due under our senior credit facility. Such failures constituted events of default under our senior credit facility and our subordinated notes and would have permitted our obligations under our senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under the senior credit facility and the holders of the subordinated notes entered into standstill agreements and, in the case of the subordinated notes, waiver agreements on July 30, 2004 and August 30, 2004, subject to certain conditions, pursuant to which they agreed not to take any action before September 30, 2004 with respect to such default or events of default so as to provide us with additional time to facilitate the negotiation and initiation of the Financial Restructuring. As a result of the events of default, our long-term debt has been reclassified to short-term in the consolidated balance sheet as of September 30, 2004. As a result of our Chapter 11 filing on October 5, 2004, this debt has been accelerated. On October 7, 2004 we made a payment on our currently accrued interest under the senior credit facility of $6.1 million.

On August 9, 2004, we and the counterparty under our interest rate swap agreement entered into an amendment and waiver to the interest rate swap agreement pursuant to which a payment of approximately $1.8 million due to be paid by us to the counterparty on August 9, 2004 was deferred until September 30, 2004 or such earlier date on which we obtain DIP financing in connection with the proposed Financial Restructuring. In the amendment and waiver the counterparty also waived certain defaults under the interest rate swap agreement until September 30, 2004. The Company had not entered into DIP financing by September 30, 2004 and did not make the required payment by such date. As a result of this event, the interest rate swap liability has been classified as current in the consolidated balance sheet as of September 30, 2004. The interest due of $1.8 million was subsequently paid on October 7, 2004, bringing us current with payments due under our interest rate swap agreement.

In connection with our Financial Restructuring, we entered into the DIP Credit Agreement dated as of October 5, 2004, with General Electric Capital Corporation, as agent and lender and the lenders from time to time party thereto. Certain of our existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on October 25, 2004 and provides for a $20 million commitment of DIP financing to fund our working capital requirements during the Chapter 11 proceedings. The DIP Credit Agreement provides for certain financial and other covenants that are detailed in the Chapter 11 Proceeding/Going Concern Matter discussion of this management's discussion and analysis. The DIP Credit Agreement matures on April 5, 2005.

Upon completion of the Financial Restructuring, we expect the financing under the DIP Credit Agreement to be replaced with a new revolving credit facility of up to $30.0 million from a subset of the lenders under our senior credit facility to provide for our ongoing working capital requirements. We have commitments for such financing and have agreed to the terms thereof. It is expected that definitive agreements for such financing will be entered into upon the consummation of the Financial Restructuring which is expected to occur by the end of November, 2004. Our Plan of Reorganization, which implements the Financial Restructuring, was confirmed by the Bankruptcy Court on November 8, 2004. It is anticipated that it will be consummated on or about November 18, 2004, subject to obtaining certain regulatory approvals and the closing of the new revolving credit facility.

We expect that the financing available under the DIP Credit Agreement and our cash reserves and our cash flow from operations will be sufficient to satisfy our operating cash needs until the Financial Restructuring is completed and the financing under the new revolving credit facility is available. During the financial restructuring process we have continued to pay all accrued and accruing interest on our existing senior debt and to make all scheduled swap payments, as well as all interest payments on the DIP facility.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have evaluated all of our long-lived assets for impairment as of September 30, 2004. When the carrying value of an asset exceeds the undiscounted cash flows directly related to it, there is an indication of impairment. The impairment loss, if any, is recognized as the amount by which the asset's carrying value exceeds its fair value. No such impairment losses under the SFAS No. 144 standard were recorded as of September 30, 2004. If the Financial Restructuring is completed as currently anticipated, our balance sheet may be materially impacted. Among other things, the outstanding debt under our senior credit facility would be reduced to $175.0 million, our obligations under our subordinated notes will be extinguished, and our preferred stock will be extinguished. We expect to implement fresh start accounting upon our emergence from Financial Restructuring, requiring us to record our assets and liabilities at fair value, which may vary materially from the carrying value as of September 30, 2004.

CASH FLOWS

We have incurred significant operating and net losses since our inception. Although not necessarily indicative of future cash flow results, we have generated positive cash flow from operations for the nine months ended September 30, 2004, as well as for the six months ended December 31, 2003. While we expect our cash flows from operations to remain positive for the last fiscal quarter of 2004, changes in interest rates and working capital make it difficult to predict whether cash flows from operations will increase or decrease during the period. We also generated positive EBITDA during each of the first three fiscal quarters of 2004 and each of the fiscal quarters in 2003. While we expect to continue to generate positive EBITDA and expect our EBITDA to grow, we also expect to continue to have operating losses. As of September 30, 2004, we had an accumulated deficit of $1.2 billion. If our Financial Restructuring is completed as anticipated, we would expect our cash flow from operations to increase primarily due to a reduction in interest expense. As part of the Financial Restructuring, we will close on a new revolving credit facility. The proceeds from this facility will fund general operations including payments to settle network cost disputes.

Net cash provided by operating activities was approximately $4.3 million for the nine months ended September 30, 2004 while net cash used in operating activities for the nine months ended September 30, 2003 was approximately $7.1 million. Net cash provided by operating activities for the nine months ended September 30, 2004 was primarily due to positive net working capital changes of $29.0 million, of which $0.7 million was related to payments of our operational restructuring obligations. Included in the net working capital changes is a $14.2 million increase in accounts payable. This increase was the result of payments to vendors being stretched because of our cash constraints. Net cash used in operating activities for the nine months ended September 30, 2003 was primarily due to net losses from operations, negative net working capital changes of $14.0 million, of which $0.7 million was related to payments of our operational restructuring obligations, and interest expense payable in cash of $22.1 million. The change in net working capital for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to the timing of vendor invoice payments and collections and settlements of amounts owed to us since September 30, 2003.

Net cash used in investing activities was $12.9 million and $6.9 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities for the nine months ended September 30, 2004 primarily related to capital expenditures for technology to support the growth in newer service offerings, including Select Savings.free and other bundled voice and data offerings. Net cash used in investing activities for the nine months ended September 30, 2003 related to capital expenditures in support of growth in our existing markets.

Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2003. Net cash used in financing activities for the nine months ended September 30, 2004 was primarily related to payments under capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 2003 was related to borrowings under the senior credit facility offset by payments under capital lease obligations. Funds received from senior credit facility borrowings were used for capital expenditures and general corporate purposes. We do not expect to receive additional cash from financing activities as a result of borrowings under our existing senior credit facility as all of the existing financing commitments have been used. As noted above, we have entered into a $20.0 million DIP Credit Agreement to fund our working capital requirements during the Chapter 11 proceedings.

CAPITAL REQUIREMENTS

Capital expenditures were $13.0 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively. We expect that our capital expenditures will be between $15.0 million and $20.0 million for 2004 as we continue to penetrate our existing markets. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of the availability of financial resources, the demand for our services and regulatory, technological and competitive developments, including new opportunities in the industry and other factors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for the year ended December 31, 2003. There have been no changes in the critical accounting policies as discussed.

RECENT ACCOUNTING PRONOUNCEMENT

At its March 31, 2004 meeting, the Emerging Issues Task Force ratified its consensus in EITF No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires companies to evaluate whether or not their investments in limited liability companies (LLCs) should be accounted for using the equity method of accounting. The Task Force confirmed its previous conclusion that LLCs that have separate ownership accounts for each investor should be accounted for like investments in partnerships. This conclusion is based on the fact that the investor's separate account is its claim on the long-term appreciation in the net assets of the LLC similar to a partner's capital account. Investors in partnerships have used a lower threshold for determining whether they should record an investment using the equity method (under SOP No. 78-9, Accounting for Investments in Real Estate Ventures) than allowed under APB Opinion No. 18. The consensus must be applied in the first period beginning after June 15, 2004. We have an investment in a limited liability company, which is required to be accounted for using the equity method. Therefore, we recorded a cumulative effect of a change in accounting principle of $1.5 million during the three months and nine months ended September 30, 2004 in accordance with EITF 03-16.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004 and December 31, 2003, the carrying value of our debt obligations, excluding capital lease obligations, was $657.3 million and $632.0 million, respectively. The fair value of these debt obligations at September 30, 2004 is not readily determinable though it is recognized to be less than the carrying value due to the contemplated Financial Restructuring. The fair value of these obligations at December 31, 2003 was $643.3 million. The changes in carrying value are due to non-cash amortization of debt discount of $0.9 million, interest payable in-kind that accreted to principal of $15.1 million, and changes in related interest rates. The weighted average interest rate of our debt obligations at September 30, 2004 and December 31, 2003 was 7.71% and 7.41%, respectively.

Also, a hypothetical increase of 100 basis points from prevailing interest rates at September 30, 2004 would have resulted in an approximate increase in cash required for interest on variable rate debt during the remaining fiscal year of $1.6 million, increasing to $2.5 million in the next fiscal year, and then declining to $2.1 million, $1.5 million, 0.8 million, and $0.1 million in the second, third, fourth and fifth years, respectively. At September 30, 2004, $279.1 million of our debt was variable rate debt.

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

At September 30, 2004, we had an interest rate swap agreement for a notional amount of $125.0 million. At September 30, 2004, the weighted average pay rate for the interest rate swap agreement was 6.94% and the average receive rate was 1.71%.

We assess the fair value of our interest rate swap on an ongoing basis in accordance with SFAS No. 133 to determine if it is maintaining its ability to be a highly effective cash flow hedge and still eligible for cash flow hedge accounting. If this assessment yields results that indicate that the swap is no longer a highly effective cash flow hedge, the derivative is adjusted to its fair value at the time of assessment and is no longer eligible for cash flow hedge accounting. We determined as of September 30, 2004 that because the underlying debt that the swap hedged would likely be cancelled as a result of our Financial Restructuring, the swap was no longer a highly effective cash flow hedge as the future interest payments on the underlying debt will no longer probable of occurring. The fair value of the interest rate swap of $8.3 million was reclassified from accumulated other comprehensive loss and recorded for the three months ended September 30, 2004 in the income statement as additional interest expense. The fair value of the interest rate swap agreement is estimated based on quotes from a broker and represents the estimated amount that we would expect to pay to terminate the agreement at each such date. Based on the fair value of the interest rate swap at September 30, 2004, it would have cost us $8.3 million to terminate the agreement. A hypothetical decrease of 100 basis points in the receive rate would have increased the cost to terminate this agreement by approximately $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer with the participation and assistance of our management, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Not applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              On July 30, 2004, August 30, 2004 and September 30, 2004, we failed to make certain payments in the aggregate amount of $5.1 million, $2.1 million and $2.0 million that were then due under our senior credit facility ($3.1 million is the total arrearage due as of the date of the filing of this report, after payment of $6.1 million on October 7, 2004). Such failures constituted events of default under our senior credit facility and our subordinated notes and would have permitted our obligations under our senior credit facility and subordinated notes to be declared to be immediately payable. The requisite majority of both the lenders under our senior credit facility and the holders of our subordinated notes have entered into standstill agreements and, in the case of the subordinated notes, waiver agreements on July 30, 2004 and August 30, 2004 subject to certain conditions, pursuant to which they have agreed to not take any action before September 30, 2004 with respect to such default to provide us with additional time to facilitate the negotiation and initiation of the Financial Restructuring discussed in the "Chapter 11 Proceeding/Going Concern Matter" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report. As a result of our Chapter 11 filing, our obligations under our senior credit facility and our subordinated notes have been accelerated.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6.       Exhibits

              See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHOICE ONE COMMUNICATIONS INC.
                           Registrant


DATE: November 18, 2004    By: /s/ Steve M. Dubnik
                              --------------------------------------------------
                           Steve M. Dubnik, Chairman and Chief Executive Officer
                           (Principal Executive Officer)





                           By: /s/ Ajay Sabherwal
                              --------------------------------------------------
                           Ajay Sabherwal, Executive Vice President, Finance and Chief Financial Officer
                           (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION                                                        LOCATION
-------   -----------------------------------------------------------   -----------------------------------------------------------
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION                                                        LOCATION
-------   -----------------------------------------------------------   -----------------------------------------------------------
   10.3   Fourth Amendment dated as of May 25, 2004 to the              Incorporated by reference from Exhibit 10.3 to
          Third Amended and Restated Credit Agreement, dated            the Company's Form 10-Q for the period ended
          September 13, 2002, among Choice One                          June 30, 2004.
          Communications Inc., as Guarantor, its
          subsidiaries as Borrowers, General Electric
          Capital Corporation, as successor administrative
          agent and syndication agent, and the Lenders
          thereto

   10.4   Standstill Agreement and Conditional Amendment to             Incorporated by reference from Exhibit 10.1 to
          the Credit Agreement, dated as of June 30, 2004,              the Company's Form 8-K filed on July 1, 2004.
          by and among Choice One Communications Inc., its
          subsidiaries, the Administrative Agent, and the
          Lenders pursuant to the Company's Third Amended
          and Restated Credit Agreement dated as of
          September 13, 2002 and as amended on November 12,
          2002, May 5, 2004, May 12, 2004 and May 25, 2004.

   10.5   Second Standstill Agreement and Conditional                   Incorporated by reference from Exhibit 10.1 to
          Amendment to the Credit Agreement, dated as of                the Company's Form 8-K filed on August 2, 2004.
          July 30, 2004, by and among Choice One
          Communications Inc., its subsidiaries, the
          Administrative Agent, and the Lenders pursuant to
          the Company's Third Amended and Restated Credit
          Agreement dated as of September 13, 2002 and as
          amended on November 12, 2002, May 5, 2004, May 12,
          2004 and May 25, 2004.

   10.6   Subordinated Notes Waiver and Agreement, dated as             Incorporated by reference from Exhibit 10.2 to
          of July 30, 2004, to the Bridge Financing                     the Company's Form 8-K filed on August 2, 2004.
          Agreement, dated as of August 1, 2000, as amended
          on June 30, 2001, August 30, 2001 and September
          13, 2002, by and among Choice One Communications
          Inc. and each of the other parties thereto.

   10.7   Waiver Agreement and Amendment to Swap Transaction            Incorporated by reference from Exhibit 10.7 to
          Documents, dated as of August 9, 2004 among the               the Company's Form 10-Q for the period ended June
          subsidiaries of the registrant and Wachovia Bank,             30, 2004.
          N.A,

   10.8   Third Standstill Agreement and Conditional                    Incorporated by reference from Exhibit 10.1 to
          Amendment to the Credit Agreement, dated as of                the Company's Form 8-K filed on August 31, 2004.
          August 30, 2004, by and among Choice One
          Communications Inc., its subsidiaries, the
          Administrative Agent, and the Lenders pursuant to
          the Company's Third Amended and Restated Credit
          Agreement dated as of September 13, 2002 and as
          amended on November 12, 2002, May 5, 2004, May 12,
          2004 and May 25, 2004.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION                                                        LOCATION
-------   -----------------------------------------------------------   -----------------------------------------------------------
   10.9   Second Subordinated Notes Waiver and Agreement,               Incorporated by reference from Exhibit 10.2 to
          dated as of August 30, 2004, to the Bridge                    the Company's Form 8-K filed on August 31, 2004.
          Financing Agreement, dated as of August 1, 2000,
          as amended on June 30, 2001, August 30, 2001,
          September 13, 2002, and July 30, 2004, by and
          among the registrant and each of the other parties
          thereto.

  10.10   Lock Up Agreement, dated as of August 30, 2004                Incorporated by reference from Exhibit 10.3 to,
          among the registrant, its subsidiaries and certain            the Company's Form 8-K filed on August 31, 2004.
          of its lenders under the Credit Agreement and certain
          holders of the Subordinated Notes.

  10.11   Senior Secured, Super-Priority                                Incorporated by reference from Exhibit 10.1 to
          Debtor-in-Possession Credit Agreement, dated as of            the Company's Form 8-K filed on October 7, 2004.
          October 5, 2004, among Choice One Communications
          Inc. and each of its direct and indirect
          subsidiaries, as borrowers, General Electric
          Capital Corporation, as agent and lender, Wachovia
          Bank, as swap issuer, and the lenders from time to
          time party thereto.

  10.12   Security Agreement, dated as of October 5, 2004,              Incorporated by reference from Exhibit 10.2 to
          among General Electric Capital Corporation, as                the Company's Form 8-K filed on October 7, 2004.
          agent, and the Debtors party thereto.

  10.13   Pledge Agreement, dated as of October 5, 2004,                Incorporated by reference from Exhibit 10.3 to
          among General Electric Capital Corporation, as                the Company's Form 8-K filed on October 7, 2004.
          agent, and the Debtors party thereto.

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